Form 10-Q
period 1996-06-30
WORLD SERVICES INC
filed 1996-09-20
CIK 767410

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
                 QUARTER REPORT UNDER SECTION 13 0R 15(d)


                  June 30, 1996                      0-13499
For Quarter Ended______________Commission File Number____________

                           World Services, Inc.
_________________________________________________________________
(Exact name of registrant as specified in its charter)

     South Dakota                            46-0355586
_________________________________________________________________
(State of other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

      517 South Lincoln             Aberdeen, South Dakota  57401
_________________________________________________________________
(Address if principal executive offices)          (Zip Code)

                                                  (605) 226-3900
Registrant's telephone number, including area code_______________

          Not Applicable
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has
filed all reports required to be filed by Section          X
13 or 15 (d) of the Securities Exchange Act of 1934    Yes_____
during the preceding 12 months (or for such shorter
period that the registrant was required to file such   No______
reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

     Class                            Outstanding at June 30,1996
______________________________    _______________________________
Common stock, $.01 par value              5,292,000

                           WORLD SERVICES, INC.
                               BALANCE SHEET

                                  ASSETS

                                     June 30,         December 31,
                                        1996               1995
CURRENT ASSETS
  Cash and cash equivalents        $    16,993         $     9,000
  Certificate of Deposit               240,000             200,000
                                   ------------        ------------
     TOTAL CURRENT ASSETS              256,993             209,000
PROPERTY AND EQUIPMENT
  Office Equipment                       2,882               -
                                   ------------        ------------
INVESTMENTS AND OTHER ASSETS
  Investment in First Savings
   & Loan                              307,000             307,000
  Investment in Super 8 Motel
  Developers                           568,000             568,000
  Other                                  4,000               4,000
                                   ------------        ------------
TOTAL OTHER ASSETS                     879,000             879,000
                                   ------------        ------------
TOTAL ASSETS                       $ 1,138,875         $ 1,088,000
                                   ============        ============

                                      LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued
    expenses                       $    3,186          $    10,000
                                   -----------         ------------
STOCKHOLDERS EQUITY
  Preferred stock, par value $.01,
   10,000 shares authorized, no
   shares issued                         -                  -
  Common stock, par value $.01 per
   share; (50,000,000 shares
   authorized 5,292,000 shares
   issued)                             53,000               53,000
  Additional paid in capital        6,497,000            6,497,000
  Treasury Stock at cost, 128,350
   shares                              (3,000)              (3,000)
  Accumulated Deficit              (5,411,311)          (5,469,000)
                                  ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY     1,135,689            1,078,000
                                  ------------         ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 1,138,875          $ 1,088,000
                                  ============         ============
See accompanying notes to these financial statements.

                                WORLD SERVICES, INC.
                              STATEMENTS OF OPERATIONS


                                                 Six Months Ended

                                                     June 30
                                              -----------------------

                                                   1996        1995

REVENUE
  Interest Income                             $   13,153  $    7,091
  Dividend Income                                 79,701      20,399
  Miscellaneous Income                               232          11
                                              ----------- -----------
    Total Revenue                                 93,086      27,501
                                              ----------- -----------
EXPENSES
  Legal and accounting                            21,213       2,526
  Other general and administrative expenses       14,184         106
                                              ----------- -----------
 Total Expenses
                                                  35,397       2,632
                                              ----------- -----------
NET INCOME (LOSS)                             $   57,689  $   24,869
                                              =========== ===========
INCOME (LOSS) PER SHARE OF COMMON STOCK          .01          *
                                              =========== ===========
AVERAGE NUMBER OF SHARES OUTSTANDING           5,292,000   5,292,000
                                              =========== ===========


____________________________________________
*Less than $.01 per share.








See accompanying notes to these financial statements.

                                WORLD SERVICES, INC.
                              STATEMENTS OF CASH FLOWS


                                                Six Months Ended
                                                    June 30
                                               --------------------
                                                  1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                            $  57,689   $ 24,869

  Adjustment to reconcile net income
    (loss) to cash from operating activities:
      Decrease in accounts payable and
        accrued expenses                          (6,814)      -
                                               ----------  --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                            50,875     24,869

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of certificate of deposit                 100,000       -
  Purchase of certificate of deposit            (140,000)      -
  Purchase of Office Equipment                    (2,882)      -
                                               ----------  --------
NET CASH PROVIDED BY INVESTING ACTIVITIES        (42,882)         0

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   7,993     24,869

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD  9,000      8,000
                                               ----------  --------
CASH AT END OF PERIOD                          $  16,993   $ 32,869
                                               ==========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments to:
    Income taxes                               $    -      $   -
                                               ==========  ========

    Interest                                   $      50   $   -
                                               ==========  ========

See accompanying notes to these financial statements.

WORLD SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996


1. GENERAL:

   The Company has elected to omit substantially all other notes to the financial statements. These interim financial statements should be read in conjunction with the Company's annual report and report on Form 10-K for the year ended December 31, 1995.

2. UNAUDITED IMFORMATION:

   The information furnished herein was taken form the books and records of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect results for the interim periods presented. The results of operation for the periods presented are not necessarily indicative of the results to be expected for the year.

                        WORLD SERVICES, INC. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

   As expected, the Corporation received dividend income from Super 8 Motel Developers in the second quarter of over $79.000.

   The good performance of this investment is a major contributing factor to the overall improved financial condition of the Company.



RESULTS OF OPERATIONS

   The Corporation showed an operating profit of $57,689 for the six months ended June 30, 1996 as comparted with $24,869 profit for the same period a year earlier.

   This improvement was mainly due to the increased dividend paid by Super 8 Motel Developers.

                                     SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   August              13
_____________________ _____, 1996

                                   WORLD SERVICES, INC.


                                Ronne Tarrell
                         By__________________________________
                            Ronne Tarrell, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




   August              13                Ronne Tarrell
_____________________ ______, 1996      _________________________
                                        Ronne Tarrell, President,
                                        Principal Executive
                                        Officer, and Director


   August               13               David Jorgenson
_____________________ ______, 1996      _______________________
                                        David Jorgenson,
                                        Secretary, Treasurer,
                                        Principal Accounting
                                        Officer, Principal
                                        Financial Officer, and
                                        Director


   August              13                Delores Bower
_____________________ ______, 1996      ________________________
                                        Delores Bower, Director

   August              13                Delbert Harty
_____________________ ______, 1996      _________________________
                                        Delbert Harty, Director

   August              13                Terry Heinz
_____________________ ______, 1996      _________________________
                                        Terry Heinz, Director