Form 10-Q
period 1996-09-30
WORLD SERVICES INC
filed 1996-11-14
CIK 767410

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

                                 FORM 10-Q
                 QUARTER REPORT UNDER SECTION 13 0R 15(d)


                 September 30, 1996                         0-13499
For Quarter Ended___________________Commission File Number____________

                           World Services, Inc.
_________________________________________________________________
(Exact name of registrant as specified in its charter)

     South Dakota                            46-0355586
_________________________________________________________________
(State of other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

      404 South Lincoln             Aberdeen, South Dakota  57401
_________________________________________________________________
(Address if principal executive offices)          (Zip Code)

                                                  (605) 225-4131
Registrant's telephone number, including area code_______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

     Class                        Outstanding at September 30,1996
______________________________    _________________________________
Common stock, $.01 par value              5,358,627




Page 1 of 8









                                                     Form 10-Q
                                            3rd Quarter


                      INDEX


PART I- FINANCIAL INFORMATION*

     Consolidated Balance Sheet - September 30, 1996
       and December 31, 1995                             3

     Consolidated Statements of Operation - Nine
       months ended September 30, 1996 and 1995          4

     Consolidated Statements of Cash Flows - Nine
       months ended September 30, 1996 and 1995          5

     Notes to Consolidated Financial Statements          6

     Management's Discussion and Analysis                7

PART II - OTHER INFORMATION

     Signatures                                          8






* The accompanying financial statements are not covered by an Independent Certified Public Accountants' Report.







                                     -2-
                             WORLD SERVICES, INC.
                                 BALANCE SHEET

                                    ASSETS

                                    September 30,       December 31,
                                        1996               1995
CURRENT ASSETS
  Cash and cash equivalents        $    12,713         $     9,000
  Certificate of Deposit               240,000             200,000
                                   ------------        ------------
     TOTAL CURRENT ASSETS              252,713             209,000
PROPERTY AND EQUIPMENT
  Office Equipment                       2,882               -
                                   ------------        ------------
INVESTMENTS AND OTHER ASSETS
  Investment in First Savings
   & Loan                              307,000             307,000
  Investment in Super 8 Motel
  Developers                           568,000             568,000
  Other                                  4,000               4,000
                                   ------------        ------------
TOTAL OTHER ASSETS                     879,000             879,000
                                   ------------        ------------
TOTAL ASSETS                       $ 1,134,595         $ 1,088,000
                                   ============        ============

                                      LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued
    expenses                       $    3,186          $    10,000
                                   -----------         ------------
STOCKHOLDERS EQUITY
  Preferred stock, par value $.01,
   10,000 shares authorized, no
   shares issued                         -                  -
  Common stock, par value $.01 per
   share; (50,000,000 shares
   authorized 5,358,627 shares
   issued)                             53,000               53,000
  Additional paid in capital        6,497,000            6,497,000
  Treasury Stock at cost, 128,350
   shares                              (3,000)              (3,000)
  Accumulated Deficit              (5,415,591)          (5,469,000)
                                  ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY     1,131,409            1,078,000
                                  ------------         ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 1,134,595          $ 1,088,000
                                  ============         ============
See accompanying notes to these financial statements.
                                 -3-
                             WORLD SERVICES, INC.
                           STATEMENTS OF OPERATIONS



                                           Nine Months   Twelve Months
                                             Ended          Ended
                                           September 30    December 31
                                          -------------  -------------

                                              1996           1995


REVENUE
     Interest Income                       $   15,248     $    7,000
     Dividend Income                           79,701         34,000
     Miscellaneous Income                         272            0
                                           ----------     ----------
       Total Revenue                           95,221         41,000
                                           ----------     ----------
EXPENSES
     Legal and accounting                      26,122         38,000
     Other general and administrative
       expenses                                15,690          2,000
                                           ----------     ----------
Total Expenses                                 41,812         40,000
                                           ----------     ----------

Net Income before Undistributed Income                         1,000

Undistributed Income - Equity Method                          40,000

NET INCOME (LOSS)                          $   53,409     $   41,000
                                           ==========     ==========
INCOME (LOSS) PER SHARE OF COMMON STOCK         .01            *
                                           ==========     ==========
AVERAGE NUMBER OF SHARES OUTSTANDING        5,358,627      5,358,627
                                           ==========     ==========



____________________________________________
*Less than $.01 per share.


See accompanying notes to these financial statements.

                             WORLD SERVICES, INC.
                           STATEMENTS OF CASH FLOWS


                                               Nine          Twelve
                                              Months         Months
                                               Ended          Ended
                                             September 30    December 31
                                             ------------   -------------
                                                1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                           $  53,409      $ 41,000

  Adjustment to reconcile net income
    (loss) to cash from operating activities:
      Decrease in accounts payable and
        accrued expenses                         (6,814)         -
                                              ----------     ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                           46,595        41,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of certificate of deposit                100,000          -
  Purchase of certificate of deposit           (140,000)         -
  Purchase of Office Equipment                   (2,882)         -
  Additional Investment in First
    Savings & Loan                                            (40,000)
                                              ----------     ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES       (42,882)      (40,000)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                3,713         1,000

CASH AND CASH EQUIVALENTS,
  AT BEGINNING OF PERIOD                          9,000         8,000
                                              ----------     ---------
CASH AT END OF PERIOD                         $  12,713      $  9,000
                                              ==========     =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

  Cash payments to:
    Income taxes                              $    -         $   -
                                              ==========     =========

    Interest                                  $      50      $   -
                                              ==========     =========

See accompanying notes to these financial statements.

                   WORLD SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996



1. GENERAL:

     The Company has elected to omit substantially all other notes to the financial statements. These interim financial statements should be read in conjunction with the Company's annual report and report on Form 10-K for the year ended December 31, 1995.


2. UNAUDITED INFORMATION:

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect results for the interim periods presented. The results of operation for the periods presented are not necessarily indicative of the results to be expected for the year.

3. STOCK OWNERSHIP OF FIRST SAVINGS & LOAN ASSOCIATION:

     The Office of Thrift Supervision has notified World Services, Inc. and, individually, some of the board directors that they may be in violation of OTS Regulation No.574.4(b). This regulation refers to a requirement to either submit a change of control notice or to submit rebuttals of concerted action or control. The group is meeting with OTS to submit a plan to correct this alleged change of control violation.

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

As expected, the Corporation received dividend income from Super 8 Motel Developers in the second quarter of over $79,000.

The good performance of this investment is a major contributing factor to the overall improved financial condition of the Company.


RESULTS OF OPERATIONS

The Corporation showed an operating profit of $53,409 for the nine months ended September 30, 1996 as compared with $24,869 profit for the twelve month period ending December 31, 1995.

This improvement was mainly due to the increased dividend paid by Super 8 Motel Developers.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_____________________ _____, 1996

                                   WORLD SERVICES, INC.



                                   By__________________________________
                                      Ronne Tarrell, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   Oct                  24               Ronne Tarrell
_____________________ ______, 1996      _______________________________
                                        Ronne Tarrell, President,
                                        Principal Executive
                                        Officer, and Director


   Oct                  24               David Jorgenson
_____________________ ______, 1996      _______________________________
                                        David Jorgenson,
                                        Secretary, Treasurer,
                                        Principal Accounting
                                        Officer, Principal
                                        Financial Officer, and
                                        Director


   Oct                  24               Delores Bower
_____________________ ______, 1996      _______________________________
                                        Delores Bower, Director

   Oct                  24               Delbert Harty
_____________________ ______, 1996      _______________________________
                                        Delbert Harty, Director

   Oct                  24               Terry Heinz
_____________________ ______, 1996      _______________________________
                                        Terry Heinz, Director