Form 10-Q/A
period 1996-09-30
WORLD SERVICES INC
filed 1997-02-12
CIK 767410

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

                                   10-QA
           AMEDNMENT 1 TO 3RD QUARTER 10-Q FILED ON 11/14/96

               September30, 1996                      0-13499
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

     Class                        Outstanding at September 30,1996
______________________________    _______________________________
Common stock, $.01 par value              5,358,627




Page 1 of 3









                                                     Form 10-QA
                                            3nd Quarter

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_____________________ _____, 1997

                                   WORLD SERVICES, INC.




By__________________________________
                                      Ronne Tarrell, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





_____________________ ______, 1997
_______________________________
                                        Ronne Tarrell, President,
                                        Principal Executive
                                        Officer, and Director



_____________________ ______, 1997
_______________________________
                                        David Jorgenson,
                                        Secretary, Treasurer,
                                        Principal Accounting
                                        Officer, Principal
                                        Financial Officer, and
                                        Director



_____________________ ______, 1997
_______________________________
                                        Delores Bower, Director


_____________________ ______, 1997
_______________________________
                                        Delbert Harty, Director


_____________________ ______, 1997
_______________________________
                                        Terry Heinz, Director