Form 10KSB
period 1996-12-31
WORLD SERVICES INC
filed 1997-03-27
CIK 767410

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1996

                                       OR

  [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: 0-13499-D

                              WORLD SERVICES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        South Dakota                                       46-0355586
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

   404 South Lincoln, P.O. Box 786
       Aberdeen, South Dakota                           57402
--------------------------------------                  ------
(Address of principal executive offices)               Zip Code

Issuer's telephone number:   (605) 225-4131
                             ---------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for at least the past 90 days.
Yes  X  No     .
    ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

     Issuer's revenues for its most recent fiscal year: $176,900

     Aggregate market value of voting stock held by non-affiliates as of December 31, 1996: $-0-. There is currently no trading market for the Registrant's securities.

     Number of  shares of common  stock,  $.001  par  value,  outstanding  as of
December 31, 1996:     5,229,907
                     ---------------

     Documents incorporated by reference: No documents are incorporated by reference into this annual report on Form 10-KSB.

                              WORLD SERVICES, INC.

                                   FORM 10-KSB

                                     PART I

Item 1. Description of Business
        -----------------------

(a) Business Development.

     General. World Services, Inc. (the "Registrant") was incorporated under the laws of the State of South Dakota on December 17, 1979 under the name of Midwest Management & Marketing Corporation. The name was changed in July 1983 to World Services, Inc. The Registrant, a diversified financial holding company, was formed to invest in and manage companies primarily in the real estate, insurance and banking industries, along with other service industries.

     In May 1983, the Registrant adopted a business plan whereby it would become a one-stop financial service company by either acquiring operating companies or founding new ones in the following service areas: insurance, real estate, stock brokerage, commodities, travel and banking. The Registrant is also the owner of approximately 22% of the outstanding stock of First Savings and Loan Association, Inc. ("First Savings") and the owner of approximately 16% of the outstanding stock of Super 8 Motel Developers, Inc. ("Super 8").

     The current members of the Board of Directors were appointed in 1989 upon the resignation of the former members of the Board. Since that time, the Registrant has been maintained as a valid South Dakota corporation, it has been collecting receivables and settling debts incurred by the Registrant through the cessation of its active operations, and has been maintaining the books and records to allow the Registrant to obtain audited financial statements as necessary. The Registrant has not engaged in any significant business activity for more than the past five years.

     First Savings -- Summary. First Savings (formerly known as "Midwest Savings & Loan Association, Inc.") commenced operations in May 1983. In May 1985, First Savings registered its common stock pursuant to Section 12(g) of the Securities and Exchange Act of 1934. First Savings is primarily engaged in obtaining savings deposits from the general public and making loans to enable borrowers to purchase or refinance residential and other real estate. See "Financial Statements."

     Super 8 -- Summary. In a series of transactions during 1984, the Registrant acquired shares of World Venture Capital Corporation which subsequently changed its name to Super 8 Venture Capital, Inc. ("S8VC") which shares, at December 31, 1985, constituted 43.9% of the outstanding common stock of S8VC and had a carrying value of $628,327. In May 1986 S8VC was liquidated and its assets consisting of cash, the Registrant's common stock and common stock of Super 8 Motel Developers, Inc. ("Super 8") were distributed to shareholders. As a result of the liquidation and subsequent transactions, the Registrant received 796,952 shares or approximately 16% of Super 8's common stock, $16,689 in cash and 125,000 shares of its own common stock. Super 8 Motel Developers Inc. is engaged in the acquisition and operation of budget motels. See "Narrative Description of Business" and "Financial Statements."

(b) Business of Issuer.

     In the near future, the Registrant intends to maintain its investments in Super 8. Because of certain requirements of the federal Office of Thrift Supervision ("OTS"), the Company may be required to dispose of its interest in First Savings. In addition, the Registrant intends to consider business combinations and financing opportunities, although there can be no assurance that the Registrant will be able to complete either.

First Savings and Loan Association, Inc.
----------------------------------------

     Acquisition of Interest. In a series of cash purchases totalling approximately $270,021, from February 1981 through March 1983, the Registrant acquired approximately 22% of the outstanding capital stock of First Savings and Loan Association, Inc. ("First Savings"), a South Dakota corporation, operating primarily in the city of Aberdeen. In May 1985 the Registrant purchased an additional 4,250 shares of First Savings stock for $2,000. The Registrant may be deemed a promoter of First Savings as such term is defined under the Securities Exchange Act of 1934. First Savings is engaged in the business of attracting funds in the form of savings deposits from the general public and originating loans secured by residential, commercial and other improved real estate, and operates under the rules of the OTS, the Federal Deposit Insurance Corporation ("FDIC") and the State Banking Commission of South Dakota. All of its accounts are FDIC insured up to a maximum of $100,000 per account. First Savings' common stock has been registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.

     Current Activities. First Savings has continued its operations as a savings and loan association whose principal activities are accepting deposits from customers and making loans to borrowers. The Registrant has no managerial control over First Savings, and has no representatives on the First Savings Board of Directors. During 1991 and 1992, the Registrant sold 3,524 shares of First Savings Common Stock, which reduced its ownership from 22.4% to approximately 22%. In 1996, the Registrant received dividend income from First Savings of approximately $17,000, and in 1995, the Registrant received a dividend of $34,000. These are the first dividends the Registrant has received from First Savings in more than the last nine years. Management of the Registrant believes that the market value of its First Savings shares equals or exceeds its current cost basis.

     Regulatory Requirements. Under South Dakota law a savings and loan association is subject to examination by the director of the Division of Banking and Finance of the Department of Commerce. OTS regulations require a member savings and loan association to maintain cash, certain time deposits, bankers' acceptances and specific United States government and state or federal agency obligations ("liquid assets") in an amount equal to or greater than a specific percentage of the monthly average of its net withdraw-able savings deposits and borrowings payable in one year or less ("short term borrowings"). The base liquidity requirement may be changed from time to time by the OTS to amounts within a certain specified range. Liquid assets must constitute a certain percentage of the monthly average of net withdrawable savings plus short term borrowings. Failure to meet these liquidity requirements may result in monetary penalties. Based upon the First Savings financial statements included herewith, the Registrant believes that First Savings is currently in compliance with these liquidity requirements.

     The FDIC requires an annual audit by independent accountants and also regularly conducts its own examination of insured institutions. It may revalue assets of an institution, based upon its appraisals, and requires establishment of specific reserves. The FDIC also requires an annual insurance premium payment and can also assess additional premiums against each insured institution. First Savings is required to maintain its net worth in excess of certain specified minimum levels. If an insured savings and loan association fails to meet the foregoing reserve or net worth requirements, the FDIC may require such association to take corrective action. Sanctions for not complying with these net worth requirements may include a reduction in the rate of interest that may be paid on savings accounts, limitations on operational expenses, limitations on the receipt of deposits to those made to existing accounts, or limitations on lending. The FDIC has the authority to terminate the insurance of accounts pursuant to procedures established for that purpose. If insurance of accounts is terminated by the FDIC, the savings and loan association subject to termination proceedings will continue to be insured by the FDIC for a period of two years following the date of termination.

     In addition, the Federal Home Loan Bank requires savings and loan associations to maintain reserves against their transaction accounts, primarily NOW and super NOW accounts and nonpersonal time deposits. The Federal Home Loan Bank regulations generally require that reserves must be maintained at certain level against transaction accounts. Savings and loan associations have the authority to borrow from a Federal Home Loan Bank's "discount window," but the Federal Home Loan Bank's regulations require a savings and loan to exhaust all OTS sources before borrowing from a Federal Home Loan Bank.

     First Savings is subject to various consumer protection laws such as the Federal Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Financial Privacy Acts. Each of these laws and related regulations provide significant penalties in the event of noncompliance with the statutes. First Savings structures its lending programs to improve and stabilize its operational results and to make its loan portfolio interest-rate-sensitive by offering short-term or adjustable real estate loans and short-term consumer and commercial loans. First Savings also invests such funds in mortgage backed securities and investment and money market securities. First Savings' earnings are largely dependent on the difference between the income it receives from its loans and securities investment portfolios and its cost of funds. First Savings' operations, and the operations of savings and loan associations generally, are significantly influenced by general economic conditions, by the monetary and fiscal policies of the federal government and by the regulatory policies of various federal regulatory authorities. Savings deposits and costs of funds are influenced by in interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for consumer and other types of loans which is in turn affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds.

         Office of Thrift Supervision ("OTS") Challenge. In September 1996, the Registrant was contacted by the federal OTS concerning certain changes in the alleged control of First Savings stock, the ownership of First Savings stock by certain affiliates of the Registrant, and a threatened action against the Registrant as a result thereof. OTS notified the Registrant and some of its directors that they may be in violation of OTS Reg. No. 574.4(b), relating to a requirement of submitting either a change of control notice or rebuttals of concerted action or control. The Registrant has cooperated with and will continue to cooperate with OTS in its investigation and expects to reach a resolution of this matter.

     Competition. First Savings is in competition with other savings and loan associations, commercial banks, credit unions, and other financial institutions in Aberdeen, South Dakota and nationally. The financial services industry, including banking and making loans, has become less regional and more national since 1988 as a result of improved communications and computer technology. Financial institutions compete for deposits from customers primarily by offering higher interest rates. Financial institutions compete for lending activities by offering lower interests rates and loan expenses, and more favorable qualification terms. Many of First Savings' competitors have significantly greater capitalization and market presence than has First Savings. First Savings has been able to maintain its presence in Aberdeen, South Dakota as a locally-owned institution providing personalized service with local, timely decision-making ability.

Super 8 Motel Developers, Inc.
------------------------------

     Acquisition. Super 8 Motel Developers, Inc., a South Dakota corporation ("Super 8"), is engaged in the acquisition and development and management of budget motels. Super 8 was formerly 40% owned by Super 8 Venture Capital, Inc. ("S8VC"), a South Dakota corporation formed in April 1984 to invest in, develop and manage motels. In connection with the formation of S8VC, 125,000 shares of the Registrant's unregistered common stock were issued in September 1984 in exchange for 2,500,000 shares of common stock of S8VC which was subsequently reduced to 2,249,993 shares.

     Business of Super 8. The primary objective of Super 8 is to develop and operate franchise budget motels primarily in Virginia, West Virginia, Maryland, Delaware and the District of Columbia. Super 8 acquired exclusive franchise rights in July 1984 from Super 8 Motels, Inc., for $250,000. The agreement grants Super 8 certain exclusive rights in the above-referenced states to construct, own, and operate motels using the Super 8 name and to represent Super 8 Motels, Inc. in the sale of franchises within that territory. Significant terms of the agreement and amendments thereto are as follows:

     1.   The term of the agreement is through 2004;

     2. The initial franchise fee payable by motels which are owned at least 51% by Super 8 is $10,000;

     3. Super 8 is to receive one-third of the initial franchise fee, presently $20,000, of each franchise sold by the Super 8 system in the territory; and

     4. A specified percentage of the annual gross room rentals of each operating unit is to be tendered to Super 8 Motels, Inc. as a fee for services rendered and royalties. Super 8 Motels, Inc. will pay 25% of the fee it receives from each motel unit in the territory as a fee for services rendered by Super 8. Those payments are to continue from the date such motel unit in the territory first commences monthly royalty payments for ten years (for motels opened on or before July 11, 1990) and for 15 years (for motels opened after July 11, 1990). Subfranchise fee income to Super 8 under this agreement were $422,600 during the year ended December 31, 1996, and $433,357 (1995).

     Super 8 acquired these franchise rights in July 1984. As of March 1988, Super 8 had interests in nineteen motels operating and four motels under construction; as of December 31, 1996, Super 8 had interests in 29 operating motels. The size of motels vary from 42 to 73 units and are, in most instances, located adjacent to restaurant facilities.

     At December 31, 1996, Super 8 was also a general partner in 9 limited partnerships, (which are in addition to the 29 motels owned by Super 8 at December 31, 1996), all of which were formed for the purpose of owning and operating Super 8 Motels.

     In  1996,  the  Registrant   received  dividend  income  from  Super  8  of
approximately $160,000. Management of the Registrant believes that the market value of its investment in Super 8 equals or exceeds its current cost basis.

     Competition. Super 8 is in competition with a large number of lower priced, "budget" motel chains, such as Motel 6, Days Inn, Econolodge, and Red Roof Inn. In addition, there are many individually-owned motels which are not part of a chain, or which are members of a marketing organization such as "Best Western." Super 8 generally competes with these other motels on pricing, location, and advertising.

Plan of Operations
------------------

     To date, the Registrant has not been engaged in any operations other than attempting to organize its affairs, settle its obligations, collect receivables and, more recently, bring the Registrant up to date with required governmental filings and compliance with other regulatory requirements. The current Board of Directors has not been authorized by the shareholders to commence any active business operations, and has not sought any possible business combination.

     In the future, the Board will seek direction from the shareholders as to an appropriate course for the Registrant to follow after the meeting. This course could include any of several alternatives, briefly identified as follows:

1. Dissolution and Liquidation. Pursuant to this alternative, the Registrant would seek shareholder approval for the liquidation of the Registrant and the distribution of net assets to shareholders on a pro rata basis.

2. Continuation of the Registrant as a going concern. Pursuant to this alternative, the Registrant, through its elected Board of Directors and management, would seek business opportunities and consider various possibilities of reorganization with the intention of allowing the Registrant to engage in active business operations.

3. Sale or distribution of the Registrant's minority interests. In connection with either or both of the foregoing alternatives, the Registrant may consider the sale of its minority interests in Super 8 and First Savings. This may be necessary to avoid the application of the Investment Company Act, as discussed below. Divestiture of its interest in First Savings may be necessary to comply with OTS regulation as discussed above.

4. Seeking a waiver from the application of the Investment Company Act or registering as an Investment Company or BDC.

     The Board of Directors has not made any determination as to which, if any of the foregoing alternatives, it may recommend to the shareholders of the Registrant. Any such recommendation will be in the form of a proxy statement meeting the requirements of Schedule 14A of the Securities Exchange Act of 1934, as amended.

Possible Liquidation
--------------------

     To the extent the Board of Directors recommends liquidation to the shareholders, it will do so in accordance with the applicable requirements of South Dakota corporation law and the requirements of the Securities Exchange Act of 1934. Because the Registrant has attempted to sell its interest in both First Savings and Super 8 previously, there can be no assurance that the Registrant will be able to do so in connection with any liquidation plan. Furthermore, there can be no assurance whether the Registrant would be offered a fair price in connection with any attempt to liquidate those interests.

     Consequently, it is possible that the Registrant may propose to the shareholders that it not attempt to sell the Registrant's interest in either First Savings or Super 8, but rather that the Registrant distribute the First Savings and Super 8 shares to the Registrant's shareholders in a pro rata distribution. There are significant regulatory hurdles that must be considered in connection with either spin off or a sale which the Registrant has not yet contemplated. Any such transaction will, however, only be done in accordance with all applicable requirements, including the requirements of the Securities Exchange Act of 1934, state corporation laws, and state and federal banking laws.

Business Combinations.
----------------------

     If the Registrant proposes to implement a business plan to seek, investigate, and, if warranted, to acquire an interest in a business opportunity which management believes may provide a return to the Registrant and its shareholders. The Registrant has no significant capital available to it to acquire a business opportunity, and there can be no assurance that it will be able to do so. The Registrant may attempt to do so using its unissued common stock instead of cash or debt; any such issuance will likely provide significant dilution to the Registrant's existing shareholders.

     The Registrant has not yet identified a business opportunity for acquisition. It is expected to seek out developing companies to allow the Registrant to expand into new products or markets, or to develop a new product or service. Established businesses which may be experiencing financial or operating difficulties and would be in need of the additional capital and management expertise the Registrant could provide also will be investigated. In some instances, a business opportunity may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its securities.

     The Registrant anticipates that the selection of a business opportunity will be a complex process and will involve a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to depressed economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking either the limited additional capital which the Registrant will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for estate planning needs of principle shareholders, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors.

     In seeking business opportunities, management's decision will be based upon the objective of seeking long-term capital appreciation in real value of the Registrant's investment. Current income will be only a minor factor in such decisions.

     It is anticipated that the Registrant will essentially be limited to one business venture in the foreseeable future, due to the Registrant's limited financing. This lack of diversification will not permit the Registrant to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Registrant's securities.

     In some cases, management of the Registrant will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a requirement of state law to do so.

Sale or Distribution of Minority Interests
------------------------------------------

     The Registrant may determine to sell all or a portion of the Registrant's interests in either First Savings, Super 8, or both, in connection with any business combination that may be pursued by the Registrant. Alternatively, the Registrant might consider distributing to the Registrant's shareholders, on a pro rata basis, interests in Super 8, First Savings, or both. In both cases, it is likely that any such sale or distribution would require shareholder approval under South Dakota law, as well as possible approval by the South Dakota Attorney General and Secretary of State.

Registration Under or Waiver of Investment Company Act
------------------------------------------------------

     In its proxy statement for the meeting of shareholders held September 29, 1988, the Registrant stated that if the proposal to sell the Registrant's assets was approved and the transactions completed, the Registrant intended to elect treatment as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The transactions anticipated by the Registrant were the sale of the travel and the real estate operations to certain affiliates (which occurred in March 1989), and the sale of the Registrant's interest in

First Savings. The Registrant was never able to dispose of its interest in First Savings on economically reasonable terms. Furthermore, the Registrant never made an election to be treated as a BDC because the Registrant did not have sufficient working capital to complete the steps necessary for such an election.

     The Registrant currently might be considered an "investment company" as that term is defined in the 1940 Act. An investment company is generally a company that is engaged in the business of investing, holding, reinvesting, or trading of investment securities. Investment securities are defined by the 1940 Act to include all securities except United States government obligations, certain other securities and cash where the Registrant has less than a 50% interest in the issuer. Under that definition, both the Super 8 securities and the First Savings securities would classify as investment securities.

     Because  these   securities  have  such  a  significant   position  in  the
Registrant's financial statements, it is possible that the Securities and Exchange Commission may take the position that the Registrant is an investment company and should be registered as such under the 1940 Act. The Registrant believes, however, that if the 1940 Act is applicable at all, the Registrant is an inadvertent investment company. This status resulted from the sale by the Registrant of its operating assets in 1988-1989, and the Registrant's inability to sell its interest in Super 8 or First Savings. The Registrant does not intend nor does it have authority to engage in the business of investing, holding, reinvesting, or trading of investment securities.

     The Registrant intends to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the 1940 Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given the Registrant's limited resources.

Employees and Consultants
-------------------------

     The Registrant currently has no employees. Management anticipates that employees and/or consultants will be retained as may be necessary to operate the Registrant following any business combination. See also "Management."


Item 2. Description of Property
        -----------------------

     The Registrant currently maintains its offices at no charge in the office of Tarrell Realty, Aberdeen, South Dakota, a company owned by Ronne Tarrell, a director of the Registrant. The office facilities are provided to the Registrant pursuant to an oral agreement. Management believes that this arrangement will be suitable for its needs for the immediate future, until such time as any business combination has been substantially completed.

     The Registrant owns no real property and no material personal property.


Item 3. Legal Proceedings
        -----------------

     The Registrant is not a party to any legal proceedings and no such proceedings are known to be contemplated except for the OTS inquiry described above.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year. The Registrant did hold an meeting of the shareholders in January 1996, at which meeting the directors of the Registrant were reelected.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
         ---------------------------------------------------------

(a) Market Information.

     The Registrant's Common Stock is not eligible for listing on the NASDAQ system, and trading, if any, has been strictly limited to the over-the-counter market. To the knowledge of the Registrant, there has been no trading in the Registrant's Common Stock for a significant period of time. The Common Stock has been quoted from time to time in the "Pink Sheets" maintained by the National Quotation Bureau, Inc. Management believes that no established trading market exists for the Registrant's Common Stock.

(b) Holders.

     (b)(1) The approximate number of record holders of the Registrant's Common Stock, $.001 par value, as of December 31, 1996 was approximately 3,600. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

(c) Dividends.

     The Registrant has not paid a dividend with respect to its Common Stock and cannot be expected to pay a dividend on its Common Stock in the foreseeable future.


Item 6. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

Results of Operations

Years Ended December 31, 1995 and 1996
--------------------------------------

     As stated above, until recently the Registrant has been essentially inactive since early 1988. Until 1995, the Registrant's activities consisted of nothing more than maintaining its investments in First Savings and Super 8. The Registrant's only earnings have been from dividends received from its investments in 1988, 1993, 1994, 1995 and 1996 and a nominal amount of interest earned on deposits.

     Expenditures increased during 1996 as the Registrant incurred general and administrative expenses in connection with expenses necessary to continue the effectuation of the Registrant's Plan of Operations and preparation of responses to the OTS as a result of its investigation. See Item 1(b) - Plan of Operations.

     Except for dividends which may be paid to the Registrant by either First Savings or Super 8 (neither of which can be assured), and interest from any funds on deposit, the Registrant anticipates no other income. The Registrant anticipates increased expenses during he current 1997 fiscal year as it plans to hold a formal shareholders meeting and solicit proxies in connection with possible divestiture of assets.

Liquidity and Capital Resources

December 31, 1995 and 1996
--------------------------

     At the time the Registrant ceased active business operations in 1989, it was essentially out of money and has been unable to raise any substantial amounts of money since that time. The Registrant disposed of its interests in its travel agency, real estate operations and insurance operations in an effort to minimize its general and administrative expenses and to raise cash. The Registrant did not receive dividends from Super 8 during the 1995 fiscal year, but received approximately $160,000 in dividends from Super 8 in 1996. The Registrant received dividends of approximately $34,000 from First Savings in fiscal 1995 and $17,000 in fiscal 1996.

     At December 31, 1995 and 1996, the Registrant had net working capital of $199,000 and $335,000 respectively, as a result of cash dividends received by the Registrant from Super 8 and First Savings. Prior to 1994, the Registrant had significant working capital deficits.

     The Registrant's most significant assets are its investments in First Savings and Super 8, which are carried on the equity method of accounting and at cost, respectively. Management believes that the fair market value of these investments is equal to or in excess of their respective book values. However, as a result of the extent of the Registrant's percentage ownership in First Savings and Super 8 and its inability to significantly influence these entities, the ultimate realization of these investments may be subject to conditions outside the control of the Registrant. Furthermore the Registrant received dividends of approximately $34,000 and $17,000 from First Savings during 1995 and 1996, respectively, and dividends of approximately $160,000 from Super 8 in 1996, which have provided the Registrant with a means of bringing its obligations current and to formulate and effectuate its plan of operations.

     During the years ended December 31, 1995 and December 31, 1996, the Registrant had limited cash flows from investing and financing activities. In 1996 the Registrant purchased a certificate of deposit in the amount of $60,000 from Dakota Bank, Aberdeen, South Dakota, using the dividend proceeds it received from Super 8 and First Savings.

Item 7. Financial Statements
        --------------------

     The Registrant's audited financial statements, described as follows, are appended to the signature page of this report.

World Services, Inc.
--------------------

      Independent Auditor's Report.......................................

      Balance Sheet - December 31, 1996..................................

      Statements of Operations - For the Years
      Ended December 31, 1996 and 1995...................................

      Statement of Changes in Stockholder's Equity (Deficit) -
      For the Period from January 1, 1995 through December 31, 1996......

      Statements of Cash Flow - For the Years
      Ended December 31, 1996 and 1995...................................

      Notes to Financial Statements......................................

First Savings and Loan Association, Inc.
----------------------------------------

      Independent Auditor's Report.......................................

      Balance Sheets - September 30, 1996, and 1995 .....................

      Statements of Income - For the Years
      Ended September 30, 1996, 1995 and 1994............................

      Statement of Stockholder's Equity -
      For the Years Ended September 30, 1996, 1995 and 1994..............

      Statements of Cash Flows - For the Years
      Ended September 30, 1996, 1995 and 1994............................

      Notes to Financial Statements......................................

Super 8 Motel Developers, Inc.
------------------------------


      INDEPENDENT AUDITORS' REPORT.......................................

     FINANCIAL STATEMENTS:................................................

     Consolidated Balance Sheets..........................................
     Consolidated Statements of Operations for the
     Years Ended December 31, 1996 and 1995...............................
     Consolidated Statements of Stockholders' Equity
     for the Years Ended December 31, 1996 and 1995.......................
     Consolidated Statements of Cash Flows................................
     Notes to Consolidated Financial Statements...........................


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Since inception, the Registrant has not filed a Form 8-K reporting a change
of  accountants,   nor  has  there  been  any  material  disagreement  with  its accountants on any matter regarding accounting or financial disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

(a) Identification of Directors and Executive Officers.

     The officers and directors of the Registrant are listed below. The directors of the Registrant are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Registrant are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The current officers and directors of the Registrant are:

Name                           Age              Position
----                           ---              --------

Ronne Tarrell                  55               President, Director
Delores Bower                  53               Vice President, Director
David Jorgenson                61               Secretary, Treasurer, Director
Delbert Harty                  57               Director
Terry Heinz                    39               Director

     A brief summary of the business experience of each person who is currently an officer or director of the Registrant, and such person's service with the Registrant is as follows:

     Ronne Tarrell has been president since 1993 and a director of the Registrant since 1990. He is a licensed realtor in the State of South Dakota and has owned and operated Tarrell Realty in Aberdeen, South Dakota, for more than the past five years. Mr. Tarrell is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

     Delores Bower has been Vice President and a Director of the Registrant since 1990. She has been financial director of Midwest Paint, a privately held company in Aberdeen, South Dakota, for more than the past five years. Mrs. Bower is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

     David Jorgenson has been Secretary and Treasurer since 1993, and a director of the Registrant since 1990. Mr. Jorgenson is manager of a small business in Aberdeen, South Dakota. For the five prior years, Mr. Jorgenson was a state video lottery inspector for the State of South Dakota Lottery Commission. In addition, Mr. Jorgenson manages his own investments. Mr. Jorgenson is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

     Delbert Harty has been a director of the Registrant since 1993. He has been retired for more than the last five years, and currently manages his personal investments. Prior to retirement he was employed as a machinist. Mr. Harty is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

     Terry Heinz has been a director of the Registrant since 1993. Since October 1993, Mr. Heinz has been an account executive at Tel Serv, Inc., a direct marketing firm in Aberdeen, South Dakota. From April 1984 until October 1993 he was a sales representative for Dial-Net, a marketing firm in Sioux Falls, South Dakota. Mr. Heinz is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

(b) Significant Employees.

     The Registrant has no salaried employees at the present time.

(c) Family Relationships.

     There are no family relationships among any of the Registrant's officers and/or directors.

(d) Involvement in Certain Legal Proceedings.

     During the past five years, no current director, executive officer, promoter or control person of the Registrant has:

          (1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings;

          (2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director, or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

               (ii) Engaging in any type of business practice; or

               (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

          (5) Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the "Commission") to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

          (6) Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10. Executive Compensation
         ----------------------

(a)(1) & (2)  Cash Compensation.

     Officers and Director received $150 per directors meeting attended during 1996. Prior to 1996, no cash compensation was paid.

(b)(1)  Compensation Under Plans.

     The  Registrant  has  no  stock  option  plan,   stock  bonus  plan,  other
compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers, or directors.

(c) Other Compensation.

     No compensation was paid or distributed to any officer or director of the Registrant for services rendered to the Registrant during the 1996 fiscal year.

(d) Compensation of Directors.

     In 1996, the Registrant paid its directors $150 per directors meeting attended for their services. In addition, officers and directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the Registrant.

     The Registrant has no other arrangements pursuant to which any director of the Registrant was compensated during the 1996 fiscal year for services as a director.

(e) Termination of Employment and Change in Control.

     The Registrant has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Registrant. The Registrant has no plan or arrangement with respect to any such persons which will result from a change in control of the Registrant or a change in the individual's responsibilities following a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of December 31, 1996, as to the beneficial ownership of shares of the Registrant's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Registrant at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Registrant's Common Stock.

        Name and Address                Amount of
          of Beneficial                Beneficial                 Percent of
              Owner                       Owner                     Class
        -----------------              -----------                ----------

          Murray Woulfe             379,834 shares(1)                7.4%
         HCR 70 Box 2206
      Lake George, MN 56458
----------

(1) Ownership is direct. 115,000 of these shares are held in escrow pursuant to an agreement with the Director of Securities of South Dakota until, if even, the Registrant achieves net earnings per share of $0.06 for any three year period, two of which must be consecutive. Mr. Woulfe has agreed to place an additional 150,000 shares into this escrow.

(b) Security Ownership of Management.

     The following table sets forth information as of December 31, 1996, as to the beneficial ownership of shares of the Registrant's only outstanding class of securities, its Common Stock, by each person who is a director and/or executive officer of the Registrant, and by all officers and directors of the Registrant as a group.

          Name and Address               Amount of
           of Beneficial                Beneficial           Percent of
              Owner                     Owner (2)               Class
          ----------------              -----------          ----------

        Ronne Tarrell (1)(3)            6,667 shares                 *

        Delores Bower (1)(4)          163,505 shares              3.1%

        David Jorgenson (1)             2,900 shares                 *

        Delbert Harty (1)(3)           14,834 shares                 *

        Terry Heinz (1)                   800 shares                 *

        Officers and                  188,706 shares              3.5%
        directors as a
        group (five
        persons)
----------

*    Less than one percent.

(1)  Ownership is direct.

(2) There are no warrants outstanding by which any officer, director, or other person has the right to purchase shares of the Registrant's Common Stock.

(3) These shares are held in escrow pursuant to an agreement with the Director of Securities of South Dakota until, if even, the Registrant achieves net earnings per share of $0.06 for any three year period, two of which must be consecutive.

(4) 15,005 of these shares are held in escrow pursuant to an agreement with the Director of Securities of South Dakota until, if even, the Registrant achieves net earnings per share of $0.06 for any three year period, two of which must be consecutive.

(c) Changes in Control.

     There was a change in control of the Registrant in 1990, by which the current members of the Board of Directors was appointed and the former members resigned. There has been no change of control since that time.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

(a)(b)(c) Transactions with Management and Others.

     All funds held by the Registrant are deposited with First Savings and Loan Association, Inc., except for those funds related to the $60,000 Dakota Bank certificate of deposit. The current balance on deposit with First Savings is greater than $100,000. Any funds over $100,000 will not receive the benefit of FDIC insurance.

(d) Transactions with Promoters.

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number        Description

   3.1        Articles of Incorporation, as amended(1)

   3.2        Bylaws(1)

  10.1        Agreements relating to sale of assets:

  10.2 Purchase Agreement dated March 31, 1989 between World Services, Inc. and Rezatto II, Inc.(1)

  10.3 Addendum Agreement dated December 29, 1989 between World Services, Inc. and Rezatto II, Inc.(1)

  22.1        Subsidiaries of the Registrant:

              (a) First Savings and Loan Association, Inc., a South Dakota corporation
              (b)  Super 8 Motel Developers, Inc., a South Dakota corporation

  (b) During the last quarter of the period covered by this report the Registrant filed no reports on Form 8-K.

------------

(1) Incorporated by reference from the same numbered exhibit filed with the Registrant's Report on Form 10-KSB for the fiscal years ended December 13, 1988, 1990, 1991, 1992, 1993 and 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 27, 1997
                                             WORLD SERVICES, INC.


                                             By  /S/  RONNE TARRELL
                                                -------------------------------
                                                Ronne Tarrell, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         /S/  RONNE TARRELL
March 27, 1997                           ---------------------------------------
                                         Ronne Tarrell, President, Principal
                                         Executive Officer, and Director

                                         /S/  DAVID JORGENSON
March 27, 1997                           ---------------------------------------
                                         David Jorgenson, Secretary, Treasurer,
                                         Principal Accounting Officer, Principal
                                         Financial Officer, and Director


                                         /S/  DELORES BOWER
March 27, 1997                           ---------------------------------------
                                         Delores Bower, Director


                                         /S/  DELBERT HARTY
March 27, 1997                           ---------------------------------------
                                         Delbert Harty, Director


                                         /S/  TERRY HEINZ
March 27, 1997                           ---------------------------------------
                                         Terry Heinz, Director

                          INDEX TO FINANCIAL STATEMENTS



                                                                        PAGE
                                                                        ----

Independent Auditor's Report.........................................    F-2

Balance Sheet - December 31, 1996....................................    F-3

Statements of Operations - For the Years Ended
  December 31, 1996 and 1995.........................................    F-4

Statement  of Changes in  Stockholders'  Equity -
  For the Period from January 1,
  1995 through December 31, 1996.....................................    F-5

Statements of Cash Flows - For the Years Ended
  December 31, 1996 and 1995.........................................    F-6

Notes to Financial Statements........................................    F-7

                          INDEPENDENT AUDITOR'S REPORT





The Stockholders and Board of Directors
World Services, Inc.
Aberdeen, South Dakota



We have audited the accompanying balance sheet of World Services, Inc., as of December 31, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's manage-ment. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of First Savings and Loan Association, Inc (FSL), the investment in which, as discussed in Note 2 to the financial statements, is accounted for by the equity method of accounting. The Company's investment in FSL was $335,000 as of September 30, 1996, and the Company's equity in its net income was $45,000 and $40,000 for the years ended December 31, 1996 and 1995, respectively. The Company received a dividend of $17,000 and $34,000 from FSL in 1996 and 1995. The financial statements of FSL were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FSL is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of World Services, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
February 17, 1997

                              WORLD SERVICES, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1996



                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                 $    28,000
    Certificate of deposit                                        290,000
    Other                                                          17,000
                                                              -----------
             Total current assets                                 335,000

INVESTMENTS AND OTHER ASSETS:
    Investment in First Savings & Loan                            335,000
    Investment in Super 8 Motel Developers                        568,000
    Other                                                           4,000
                                                              -----------

TOTAL ASSETS                                                  $ 1,242,000
                                                              ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES -
    Accounts payable and accrued expenses                     $         -

STOCKHOLDERS' EQUITY:
    Common stock, par value $.001 per share;
         50,000,000 shares authorized,
         5,359,000 shares issued                                    5,000
    Additional paid-in capital                                  6,545,000
    Treasury stock at cost, 129,000 shares                         (3,000)
    Accumulated deficit                                        (5,305,000)
                                                              -----------
             Total stockholders' equity                         1,242,000
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,242,000
                                                              ===========














              See accompanying notes to these financial statements.

                              WORLD SERVICES, INC. AND SUBSIDIARIES

                                    STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                               -----------------------------
                                                                  1996               1995
                                                               ---------          ----------
REVENUES:
    Interest income                                            $  15,000           $   7,000
    Dividend income                                              160,000               -
                                                               ---------           ---------
                                                                 175,000               7,000
                                                               ---------           ---------
EXPENSES:
    Legal and accounting                                          34,000              43,000
    Other general and administrative expenses                     22,000               7,000
                                                               ---------           ---------
                                                                  56,000              50,000
                                                               ---------           ---------
INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSS) OF
    AFFILIATED COMPANIES                                         119,000             (43,000)

EQUITY IN EARNINGS OF AFFILIATED COMPANIES (NOTE 2)               45,000              40,000
                                                               ---------           ---------

NET INCOME (LOSS)                                              $ 164,000           $  (3,000)
                                                               =========           =========

INCOME (LOSS) PER SHARE OF COMMON STOCK                        $     .03           $       *
                                                               =========           =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  5,358,000           5,358,000
                                                               =========           =========

------------------------

*Less than $.01 per share.







                      See accompanying notes to these financial statements.

                                               F-4


                                          WORLD SERVICES, INC. AND SUBSIDIARIES

                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FROM JANUARY 1, 1995 THROUGH DECEMBER 31, 1996

                                          COMMON STOCK             Additional
                                    -----------------------         Paid-in        Treasury       Accumulated
                                     Shares          Amount         Capital         Stock          Deficit            Total
                                     ------          ------        ----------      --------      ------------         -----
BALANCE, January 1, 1995            5,359,000        $5,000        $6,545,000      $(3,000)      $(5,466,000)       $1,081,000

    Net income                         -                -             -               -               (3,000)           (3,000)
                                    ---------        ------        ----------      -------       -----------        ----------


 BALANCE, December 31, 1995         5,359,000        5,000         6,545,000       (3,000)        (5,469,000)        1,078,000

    Net income                         -                -             -               -              164,000           164,000
                                    ---------        -----         ---------       ------         ----------        ----------


 BALANCE, December 31, 1996         5,359,000        $5,000        $6,545,000      $(3,000)      $(5,305,000)        $1,242,000
                                    =========        ======        ==========      =======       ===========         ==========








                                  See accompanying notes to these financial statements.


                                                           F-5

                                          WORLD SERVICES, INC. AND SUBSIDIARIES

                                                STATEMENTS OF CASH FLOWS
                                                                                                YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                         --------------------------
                                                                                           1996             1995
                                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                   $ 164,000        $  (3,000)
     Adjustments to  reconcile  net income  (loss) to net cash used in operating activities:
             Equity in earnings of affiliate                                               (45,000)         (40,000)
             Increase in other assets                                                      (17,000)            --
             (Decrease) increase in accounts payable and accrued expenses                  (10,000)          10,000
                                                                                         ---------        ---------
             Net cash used in operating activities                                          92,000          (33,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Dividends from First Savings and Loan                                                  17,000           34,000
     Purchase of certificate of deposit                                                    (90,000)            --
                                                                                         ---------        ---------
             Net cash (used in) provided by investing activities                           (73,000)          34,000


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            19,000            1,000

CASH AND CASH EQUIVALENTS, at beginning of period                                            9,000            8,000
                                                                                         ---------        ---------

CASH AND CASH EQUIVALENTS, at end of period                                              $  28,000        $   9,000
                                                                                         =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
     Cash payments for:
         Income taxes                                                                    $    --          $     --
                                                                                         =========        ==========

         Interest                                                                        $    --          $     --
                                                                                         =========        ==========







                                  See accompanying notes to these financial statements

                                                          F-6

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------------------------------------------

     Nature of Operations - World Services, Inc. (the Company) was incorporated in December 1979 as Midwest Management & Marketing Corporation and was renamed World Services, Inc. in July 1983. The Company was formed to invest in and manage companies primarily involved in the insurance, real estate, and financial institution industries, along with other service industries. The Company divested itself of all operating subsidiaries by 1989 and currently holds two investments.

     The Company's investment in First Savings & Loan Association, Inc. (FSL) (see Note 2) is stated at the Company's equity in net assets, which has been increased or decreased for dividends paid to the Company and for the Company's share of equity in undistributed earnings of the investee based upon its respective fiscal year-end of September 30. The Company's investment in Super 8 Motel Developers, Inc. (S8MD) is carried at cost.

     Earnings Per Share - The computations of earnings (loss) per share are based on the weighted average of common shares outstanding during each fiscal period.

     Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company makes significant assumptions concerning the fair market value of its investment in S8MD. Due to inherent uncertainties in the estimation process, it is at least reasonably possible that assumptions made in assessing the fair market value of S8MD could be revised, and such revisions could be material.

     Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Impairment of Long-Lived Assets - Effective January 1, 1996, the Company adopted Financial Accounting Standards No. 121 (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the financial statements for the year ended December 31, 1996.

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


2. INVESTMENTS IN COMPANIES:
   -------------------------

     The Company currently owns approximately 22% of FSL (formerly Midwest Savings and Loan). The investment is accounted for under the equity method of accounting. The Company received $17,000 and $34,000 in dividends during 1996 and 1995, respectively.

     The Company also owns approximately 16% of the outstanding common stock of Super 8 Motel Developers, Inc. (S8MD). The investment is accounted for under the cost method, which management believes is equal to or in excess of market value. S8MD is a privately held company, for which the Company does not exercise significant influence. The Company recorded approximately $160,000 in dividend income from S8MD during 1996.

     The financial statements of FSL and S8MD were audited by other auditors. Summarized statements of financial information for FSL and S8MD, are as follows:

                    SUMMARIZED FINANCIAL INFORMATION FOR FSL
                    ----------------------------------------
                               (Amounts in 000's)

                                                        FOR THE YEARS ENDED
                                                            SEPTEMBER 30,
                                                       -----------------------
                                                         1996           1995
                                                       --------       --------

Total assets                                           $ 14,328       $ 14,248
                                                       ========       ========

Total liabilities                                      $ 12,677       $ 12,741
                                                       ========       ========

Stockholders' equity                                   $  1,651       $  1,507
                                                       ========       ========

Net income                                             $    206       $    182
                                                       ========       ========

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


                    SUMMARIZED FINANCIAL INFORMATION FOR S8MD
                    -----------------------------------------
                               (Amounts in 000's)

                                                       FOR THE YEARS ENDED
                                                            DECEMBER 31
                                                      -----------------------
                                                        1996           1995
                                                      --------       --------

Total assets                                          $ 30,608       $ 29,610
                                                      ========       ========

Total liabilities                                     $ 26,241       $ 25,182
                                                      ========       ========

Total stockholders' equity                            $  4,367       $  4,428
                                                      ========       ========

Revenues                                              $ 15,511       $ 14,305
                                                      ========       ========

Expenses                                              $ 14,596       $ 13,188
                                                      ========       ========

Net income                                            $    915       $  1,117
                                                      ========       ========


3. FAIR VALUE OF FINANCIAL INSTRUMENTS:
   ------------------------------------

     The estimated fair values for financial instruments under Financial Accounting Standards No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of the Company's certificates of deposit, approximate their carrying value because of the short maturity of these instruments. The Company's investment in First Savings and Loan is accounted for under the equity method. However, the Company believes the carrying value approximates the fair market value based on the Company's internal valuation. The fair value of the Company's investment in S8MD is determined on the basis of comparisons with similar companies whose shares are publicly traded. After taking into effect a lack of marketability of the S8MD shares and the Company's lack of control over S8MD, management believes that the fair value of the S8MD shares approximates its carrying value.


4. CONCENTRATION OF CREDIT RISK:
   ----------------------------

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


     Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security.

5. INCOME TAXES:
   -------------

     The Company's actual effective income tax rate differs from the U.S. Federal corporate income tax rate of 34% as follows:

                                                         December 31,
                                                   ------------------------
                                                    1996             1995
                                                   -------         --------

       Statutory Rate                                 34%            (34)%
       Dividend treatment for tax                    (23)             (79)
       Reduction in valuation allowance              (11)             113
                                                    ----             ----

       Effective tax rate                            -0-%             -0-%
                                                    ====             ====


     Long-term deferred tax assets (liabilities) are comprised of the following:

                                                            December 31,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------

        Net operating loss carryforward and           $1,087,000    $1,095,000
            investment tax credit carryforwards
        FSL basis difference                             (41,000)      (31,000)
                                                      ----------    ----------
                                                       1,046,000     1,064,000

        Less valuation allowance                      (1,046,000)   (1,064,000)
                                                      ----------    ----------
                                                      $        -    $        -
                                                      ==========    ==========

     As of December 31, 1996, the Company has net operating loss carryforwards for income tax purposes of $3,100,000 which expire in the years 1997 to 2011. The net operating loss carryforwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations. In addition, there are investment tax credit carryforwards of $28,000. The change in the deferred tax valuation allowance from 1995 to 1996 was a decrease of 18,000.

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



6. STOCKHOLDERS' EQUITY:
   ---------------------

     In May 1980, the 32 promoters of the Company entered into an escrow agreement restricting the sale of their shares (total of 730,020 shares) until the Company generates earnings per share of $.06 (based on approximately 1.9 million outstanding shares) for three years, two of which must be consecutive. An additional 100,000 shares issued in May 1983, to an officer and director, are also restricted under the escrow agreement. The Division of Securities in 1986 released 113,834 shares that were issued to a founder and were sold on a bankruptcy auction. The remaining 716,186 shares are to be held in escrow until the above conditions are met. Additionally, management of the Company has had conversations with a prior officer and director and believes that 150,000 shares issued to the officer/ director in 1986 are part of the escrow agreement and therefore, will be placed into escrow during 1997.

                        FIRST SAVINGS & LOAN ASSOCIATION
                              OF SOUTH DAKOTA, INC.
                             ABERDEEN, SOUTH DAKOTA

                              FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 1996 AND 1995
                       (With Independent Auditor's Report)

                                 C O N T E N T S
                                 ---------------


                                                                       Page
                                                                       ----

INDEPENDENT AUDITOR'S REPORT..........................................   1

FINANCIAL STATEMENTS:

  Balance Sheets......................................................   2

  Statements of Income................................................   3

  Statements of Stockholders' Equity..................................   5

  Statements of Cash Flows............................................   6

  Notes to Financial Statements.......................................   8

                                                                               1
==========================================
Eide Helmeke PLLP
Certified Public Accountants & Consultants



                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
First Savings & Loan Association of
  South Dakota, Inc.
Aberdeen, South Dakota

We have audited the accompanying balance sheets of First Savings & Loan Association of South Dakota, Inc. as of September 30, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Savings & Loan
Association of South Dakota, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.



EIDE HELMEKE PLLP

October 15, 1996
Aberdeen, South Dakota

FIRST SAVINGS & LOAN ASSOCIATION OF SOUTH DAKOTA, INC.
BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995
(000's omitted)
--------------------------------------------------------------------------------
                                                              1996      1995
--------------------------------------------------------------------------------
ASSETS



ASSETS:
  Cash and due from banks                                    $   865   $ 1,987
  Interest bearing deposits with banks                         1,094     1,089
  Investment securities (Note 3)                                  65        82
  Loans held for sale                                            809       255
  Loans receivable, net (Note 2)                              11,096    10,462
  Office properties and equipment, net (Note 6)                  182       193
  Interest receivable                                            115       116
  Federal Home Loan Bank Stock, at cost                           51        51
  Deferred income tax benefit                                     33         -
  Other assets                                                    18        13
--------------------------------------------------------------------------------
    Total assets                                             $14,328   $14,248
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits (Note 7)                                          $12,413   $12,475
  Interest payable                                               143       132
  Advance payments by borrowers for taxes and insurance           19        19
  Income taxes payable                                             4       102
  Special assessment payable                                      73         -
  Other liabilities                                               25        13
--------------------------------------------------------------------------------

    Total liabilities                                         12,677    12,741
================================================================================

STOCKHOLDERS' EQUITY:
  Capital stock ($ 1 par value, 1,000,000 shares
   authorized, 774,277 shares issued and outstanding)            774       744
  Additional paid-in capital                                     376       376
  Retained earnings:
   Restricted                                                     39        21
   Unrestricted                                                  462       336
--------------------------------------------------------------------------------

    Total stockholders' equity                                 1,651     1,507
--------------------------------------------------------------------------------


    Total liabilities and stockholders' equity                $14,328   $14,248
================================================================================

See Notes to Financial Statements.

FIRST SAVINGS & LOAN ASSOCIATION OF SOUTH DAKOTA, INC.
STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996
(OOO's omitted, except for per share amounts)
--------------------------------------------------------------------------------
                                        1996         1995           1994
--------------------------------------------------------------------------------

INTEREST INCOME:
  Interest and fees on loans           $1,074       $  953         $  810
  Dividends on FHLB stock                   3            5              3
  Other interest income                    90           94             80
--------------------------------------------------------------------------------

     Total interest income              1,167        1,052            893

INTEREST EXPENSE ON DEPOSITS              526          479            377
--------------------------------------------------------------------------------

NET INTEREST INCOME                       641          573            516

PROVISION FOR LOAN LOSSES                  30           50             71
--------------------------------------------------------------------------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES               671          623            587
--------------------------------------------------------------------------------

NON-INTEREST INCOME:
  Gain from sale of loans                 145          102            174
  SBA loan servicing fees                  21           15             14
  Overdraft charges                        23           18             26
  Other fees, charges and
    miscellaneous income                   51           36             41
--------------------------------------------------------------------------------

     Total non-interest income            240          171            255
--------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits          292          251            275
  Net occupancy expense of premises       106          101            102
  Computer maintenance and updates         28           19             12
  Office supplies and postage              37           31             33
  Advertising                              15           11             12
  Assessment and examination fees         106           31             29
  Professional fees                        29           28             38
  Other operating expenses                 42           35             41
--------------------------------------------------------------------------------

     Total non-interest expenses          655          507            542
--------------------------------------------------------------------------------

(continued on next page)

STATEMENTS OF INCOME - page 2
(000's omitted, except for per share amounts)
--------------------------------------------------------------------------------

                                           1996       1995          1994
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                 256         287           300

INCOME TAXES (Note 11):
  Current                                  (83)       (105)          (14)
  Deferred                                  33           -           (76)
--------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE
  EFFECT ADJUSTMENT                        206         182           210

CUMULATIVE EFFECT ON PRIOR YEARS
  OF ACCOUNTING CHANGE                       -           -            76
--------------------------------------------------------------------------------

NET INCOME                               $ 206        $ 182        $ 286
================================================================================

INCOME PER SHARE:

  Before cumulative
   effect adjustment                     $0.27        $0.24        $0.27
  Cumulative effect adjustment               -            -         0.10
--------------------------------------------------------------------------------

                                         $0.27        $0.24        $0.37
================================================================================


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                       774          774          774
================================================================================



See Notes to Financial Statements.


                                                                                                  5

FIRST SAVINGS & LOAN ASSOCIATION OF SOUTH DAKOTA, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996
(OOO's omitted)
----------------------------------------------------------------------------------------------------


                                                 Additional   Restricted   Unrestricted    Total
                                    Capital       Paid-In      Retained      Retained   Stockholders'
                                     Stock        Capital      Earnings      Earnings      Equity
-----------------------------------------------------------------------------------------------------
Balance, October 1, 1993             $ 774         $ 376        $    -       $  (18)       $ 1,132

Net income                               -             -             -          286            286
-----------------------------------------------------------------------------------------------------

Balance, September 30, 1994            774           376             -          268          1,418

Dividends paid                           -             -             -          (93)           (93)

Transfer                                 -             -            21          (21)             -

Net income                               -             -             -          182            182
-----------------------------------------------------------------------------------------------------

Balance, September 30, 1995            774           376            21          336         1,507

Dividends paid                           -             -             -          (62)          (62)

Transfer                                 -             -            18          (18)            -

Net income                               -             -             -          206           206
-----------------------------------------------------------------------------------------------------

Balance, September 30, 1996          $ 774         $ 376          $ 39        $ 462        $ 1,651
=====================================================================================================





See Notes to Financial Statements.






FIRST SAVINGS & LOAN ASSOCIATION OF SOUTH DAKOTA, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996
(OOO's omitted)
--------------------------------------------------------------------------------------------------

                                                            1996            1995            1994
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITES:
 Net income                                                $ 206           $ 182           $ 286
 Adjustments  to reconcile net income to net cash
  provided by (used in) operating activities:
   Provision for loan losses                                 (30)            (50)            (71)
   Amortization of deferred loan fees                         (3)             (1)             (1)
   Interest added to time
    deposits in other banks                                    -              (2)             (6)
   Depreciation                                               38              34              35
   Deferred  income taxes                                    (33)              -               -
   Loss on sale of fixed assets                                2               -               2
   (Gain) loss on sale of foreclosed real estate               -               1              (6)
   Gain on sale of loans held for sale                      (145)           (102)           (174)
   Changes in assets  and  liabilities:
    Loans held for sale                                     (409)             51            (376)
    Interest  receivable                                       1             (16)             (9)
    Prepaid  income taxes                                      -              22             (22)
    Other assets                                              (5)              4              (3)
    Accounts payable                                           -               -              (2)
    Interest payable                                          11              48             (18)
    Income taxes payable                                     (98)            102              (3)
    Special assessment payable                                73               -               -
    Other liabilities                                         12               6              (7)
---------------------------------------------------------------------------------------------------

   Net cash provided by (used in) operating activities      (380)            279            (375)


CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from redemption of (payments for)
  time deposits in other banks                                (5)              3            (100)
 Proceeds from the sale of foreclosed real estate              -               1              16
 Net (increase) decrease in loans                           (601)           (727)             66
 Purchase of fixed assets                                    (29)            (10)           (110)
 Principal repayment from investment securities               17               4              11
--------------------------------------------------------------------------------------------------

   Net cash used in investing activities                    (618)           (729)           (117)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITES:
 Dividends paid                                              (62)            (93)              -
 Net increase (decrease) in deposit accounts                 (62)          1,290              63
 Payments on capitalized lease obligation                      -               -             (20)
---------------------------------------------------------------------------------------------------

   Net cash provided by (used in) financing activities      (124)          1,197              43
---------------------------------------------------------------------------------------------------

(continued on next page)




STATEMENTS OF CASH FLOWS - page 2
(OOO's omitted)
-------------------------------------------------------------------------------------------

                                                       1996          1995            1994
-------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 (1,122)            747            (449)

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR         1,987           1,240           1,689

CASH AND CASH EQUIVALENTS END OF YEAR             $   865         $ 1,987         $ 1,240
===========================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

  Cash paid during the year for:
   Interest                                        $  515          $  431         $   395
===========================================================================================

   Income taxes (refund)                           $  181          $  (19)        $    36
===========================================================================================


SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING ACTIVITIES:

 Transfers from loans to real
  estate acquired through foreclosure              $    -          $    -         $     -
===========================================================================================




See Notes to Financial Statements.

FIRST SAVINGS & LOAN ASSOCIATION OF SOUTH DAKOTA, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of operations - The Association provides a variety of financial services to individuals and corporate customers located primarily in northeast South Dakota. The Association's primary source of revenue is single-family residential loans to middle-income individuals.

Investment securities - The Association has adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to adopting FASB 115, the Association has classified all of its securities holdings in the following category:

        SECURITIES HELD TO MATURITY - Securities classified as held to maturity are those debt securities the Association has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, which are recognized using the interest method over the period to maturity.

Loans receivable - Loans receivable are stated at unpaid principal balances, less the allowances for loan losses, and net deferred loan origination fees. Loans held for sale are carried at the lower of aggregate cost or estimated market value.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Uncollectible interest on loans that are over 90 days past due is charged off. Such interest if ultimately collected, will be reported as income when collected.

Loan origination fees - Loan fees are accounted for in accordance with FASB No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and amortized as a yield adjustment to interest income using the interest method over the contracted life of the loans, adjusted for prepayments based on the Association's historical prepayment experience.

Office properties and equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed over the useful lives of the assets using straight-line and accelerated methods. Estimated useful lives are as follows:

            Leasehold improvements                      5-40 years
            Furniture and equipment                     5-15 years


(continued on next page)

                                                                               9
NOTES TO FINANCIAL STATEMENTS - page 2
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
---------------------------------------------------

Cash equivalents - Cash equivalents consist of cash and funds due from banks. For purposes of the statements of cash flows, the Association considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents. The cash effects of the change in time deposits in other banks, loans, deposits, and customer certificates of deposit are shown as net amounts on the statement of cash flows.

Income per share - The income per share were computed by dividing net income by weighted average common shares (774,277) outstanding.

Restricted retained earnings - Restricted retained earnings represents amounts required to be restricted pursuant to the payment of dividends in accordance with Office of Thrift Supervision (OTS) mandate. The amount restricted is equal to 10% of the Association's net income and becomes restricted upon the Association's declaration of dividends related to such net income.

Income taxes - Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the allowance for loan losses, accumulated depreciation, and the basis of accounting for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered and settled.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Reclassification - Certain prior year amounts have been reclassified to conform to the 1996 presentation.


NOTE 2 - LOANS RECEIVABLE (000's omitted)
-----------------------------------------

Loans receivable at September 30, 1996 and 1995 consisted of the following:

                                                            1996          1995
                                                            ----          ----
  Loans secured by first mortgages on real estate:
    Secured by 1 to 4 family residences                  $  3,542      $  3,796
    Secured by other properties                             2,089         1,563
    Construction                                              555           282
                                                           ------       -------
                                                            6,186         5,641
    Less deferred loan origination fees                         2             5
                                                           ------       -------
      Total first mortgages                                 6,184         5,636
                                                           ------       -------


(continued on next page)

                                                                              10
NOTES TO FINANCIAL STATEMENTS - page 3
--------------------------------------------------------------------------------


NOTE 2 - LOANS RECEIVABLE (000's omitted) - continued
-----------------------------------------

                                                        1996            1995
                                                        ----            ----
        Other loans:
          Consumer loans                                2,147           2,407
          Loans on deposits                               372             502
          Commercial                                    2,491           2,019
          Overdrafts on deposit accounts                   21              16
                                                      -------         -------
            Total other loans                           5,031           4,944
                                                      -------         -------

        Total loans                                    11,215          10,580
        Less: allowance for loan losses                   119             118
                                                      -------         -------

                                                     $ 11,096        $ 10,462
                                                      =======         =======

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                                             1996           1995          1994
                                                             ----           ----          ----

        Allowance for loan losses, October 1                $ 118          $ 125         $ 139
        Reductions (addition to income)                       (30)          ( 50)         ( 71)
        Charge offs and recoveries, net                        31             43            57
                                                             ----           ----          ----

        Allowance for loan losses, September 30             $ 119          $ 118         $ 125
                                                             ====           ====          ====

At September 30, 1996 and 1995, the Association had $1,053,664 and $180,241, respectively, of loans in process and no installment loans which include unearned interest.

The Association sold the SBA guaranteed portion of certain loans and was servicing those loans for others as follows:

                                       1996                      1995
                                       ----                      ----

        September 30               $ 1,498,117               $ 1,383,278
                                     =========                 =========

At September 30, 1996 and 1995, the Association had loans amounting to $4,678 and $46,478 that were specifically classified as impaired. The allowance for loan losses related to impaired loans amount to approximately $4,678 and $11,600 as of September 30, 1996 and 1995.










(continued on next page)

                                                                              11
NOTES TO FINANCIAL STATEMENTS - page 4
--------------------------------------------------------------------------------


NOTE 3 - INVESTMENT SECURITIES
------------------------------

Securities held to maturity consist of the following:


                                   September 30, 1996                                 September 30, 1995
                      --------------------------------------------      ---------------------------------------------
                                     Gross        Gross                                Gross         Gross
                      Amortized   Unrealized   Unrealized    Fair       Amortized   Unrealized    Unrealized    Fair
                        Cost         Gains       Losses      Value        Cost         Gains        Losses      Value
                        ----         -----       ------      -----        ----         -----        ------      -----
State and local
 governments           $  65        $  -         $  -       $  65        $ 82         $  -          $  -       $  82
                         ===          ===          ===        ===          ==           ===           ===        ===

The amortized cost and estimated market value of debt securities being held to maturity at September 30, 1996, by contractual maturity, are shown below:

                                                              Estimated
                                                 Amortized      Market
                                                   Cost          Value

               Due after 10 years                $  65           $  65
                                                   ===             ===


NOTE 4 - FINANCIAL INSTRUMENTS (000's omitted)
----------------------------------------------

Financial Instruments with Off-Balance Sheet Risk

The Association is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include outstanding loan commitments.

The Association has outstanding mortgage loan commitments of $335,272 and $550,947 at September 30, 1996 and 1995, respectively. The Association has approved these loans and intends to advance the loan proceeds to the borrower upon the closing of the loan. There is no loss to the Association if either party fails to perform on these commitments. All of these loans are fixed rate loans that will be resold.

Significant Group Concentrations of Credit Risk

The Association maintains a cash balance with a financial institution that represents a concentration of credit risk because the deposit exceeds the amount insured by the Federal Deposit Insurance Corporation ($100,000). The Association's uninsured cash balances totaled $521,362 and $1,401,086 at September 30, 1996 and 1995, respectively.

The Association has deposits with the Federal Home Loan Bank that represent a concentration of credit risk because the deposits are not insured or collateralized by the Federal Home Loan Bank. Such deposits totaled $177,389 and $363,760 at September 30, 1996 and 1995, respectively.




(continued on next page)

                                                                              12
NOTES TO FINANCIAL STATEMENTS - page 5
--------------------------------------------------------------------------------


NOTE 4 - FINANCIAL INSTRUMENTS (000's omitted) - continued
----------------------------------------------

Most of the Association's loan activity is with customers located in the northeast part of the state. Generally, the loans are secured by assets or stock. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions with highly leveraged entities compare favorable with the Association's credit loss experience on its loan portfolio as a whole.

Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (Statement 107), requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the Association's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The estimated fair values of the Association's financial instruments as of September 30, 1996 are as follows:

                                                      Carrying          Fair
                                                       Value            Value
                                                      --------          -----
     Financial assets:
       Cash and due from banks                        $    865         $    865
       Interest-bearing time deposits with
          banks, investment securities and
          Federal Home loan Bank stock                   1,210            1,210
       Loans, net                                       11,905           11,905
       Interest receivable                                 115              115
                                                       -------          -------

           Total financial assets                     $ 14,095         $ 14,095
                                                       =======          =======

     Financial liabilities:
       Nonmaturity deposits                           $  4,826         $  4,826
       Deposits with stated maturities                   7,587            7,607
       Interest payable                                    143              143
                                                       -------          -------

           Total financial liabilities                $ 12,556         $ 12,576
                                                       =======          =======






(continued on next page)

                                                                              13
NOTES TO FINANCIAL STATEMENTS - page 6
--------------------------------------------------------------------------------


NOTE 4 - FINANCIAL INSTRUMENTS (000's omitted) - continued
----------------------------------------------

The following methods and assumptions are used by the Association in estimating fair values of financial instruments:

Cash and due from banks - The carrying value of cash and due from banks approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

Interest-bearing time deposits with banks, investment securities and Federal Home Loan Bank stock - Fair values of interest-bearing time deposits with banks, investment securities and Federal Home Loan Bank stock are estimated using quoted market prices, when available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar assets.

Loans - Fair values for loans are estimated based on contractual cash flows, discounted using an appropriate rate. Discount rates and cash flow assumptions are based upon the type and the associated risk characteristics.

Interest receivable and payable - The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between origination and expected realization.

Deposits - The fair value of deposits with stated maturities is the present value of the contractual cash flows, including principal and interest, and servicing costs, discounted using the rates currently offered for deposits of similar remaining maturities.

In accordance with Statement 107, the fair value of deposits with no stated maturity, such as demand deposit, savings, NOW and money market accounts, is disclosed as the amount payable on demand. The fair value above does not consider the benefit resulting from the low-cost funding provided by deposit liabilities as compared to wholesale funding rates nor the benefit derived from the customer relationship inherent to existing deposits.


NOTE 5 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

The Association has entered into banking transactions with its directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders. Such transactions were made in the ordinary course of business on substantially the same terms and conditions including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties was $210,569 and $226,497 at September 30, 1996 and 1995, respectively.







(continued on next page)

                                                                              14
NOTES TO FINANCIAL STATEMENTS - page 7
--------------------------------------------------------------------------------


NOTE 5 - TRANSACTIONS WITH RELATED PARTIES - continued
--------------------------------------------

The activity relating to such loans was as follows:

           Balance, September 30, 1995                           $ 226,497
             Additions                                             192,013
             Repayments and renewals                               207,941
                                                                  --------

           Balance, September 30, 1996                           $ 210,569
                                                                   =======


NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT (000's omitted)
--------------------------------------------------------

Office properties and equipment at September 30, 1996 and 1995 are as follows:

                                                     1996           1995
                                                     ----           ----

            Land                                    $  31          $  31
            Leasehold improvements                     65             65
            Furniture and equipment                   287            264
                                                      ---            ---
                                                      383            360
            Accumulated depreciation                 (201)          (167)
                                                      ---            ---

                                                    $ 182          $ 193
                                                      ===            ===

Depreciation expense totaled $38,325, $34,485 and $34,777 for the years ended September 30, 1996, 1995 and 1994, respectively.


NOTE 7 - DEPOSITS (000's omitted)
---------------------------------

A summary of deposits is as follows:
                                                        1996           1995
                                                        ----           ----

        Commercial Checking
          (Non-Interest Bearing)                     $  1,624       $  1,515
        Super NOW Checking                              1,377          1,151
        Regular Savings                                   408            440
        Money Market Demand Deposits                    1,417          1,489
        Certificates of Deposits                        7,587          7,880
                                                       ------         ------

                                                     $ 12,413       $ 12,475
                                                       ======         ======

At September 30, 1996 and 1995, the Association had $1,358,329 and $1,750,831, respectively, of certificate accounts with balances of $100,000 or more.


(continued on next page)

                                                                              15
NOTES TO FINANCIAL STATEMENTS - page 8
--------------------------------------------------------------------------------


NOTE 7 - DEPOSITS (000's omitted) - continued
---------------------------------

The following sets forth the amounts and maturities of time deposits at September 30, 1996:

                                  Year Ended September 30,
                    --------------------------------------------
                       1997        1998          1999       2000      Total


Total               $ 6,255       $ 966         $ 359     $    7     $ 7,587
                      =====         ===         =====       ====       =====

The Association held deposits of $302,105 and $156,164 for related parties at September 30, 1996 and 1995, respectively.


NOTE 8 - SPECIAL ASSESSMENT PAYABLE
-----------------------------------

In 1996, the Federal Deposit Insurance Corporation (FDIC) imposed a one-time assessment on all thrift institutions holding Savings Association Insurance Fund
(SAIF) deposits (pursuant to legislation passed during 1996) for the purpose of rebuilding the SAIF to an acceptable level. The assessment is calculated at a rate of $.657 for every $100 of SAIF deposits held by the Association as of March 31, 1995.


NOTE 9 - OPERATING LEASE
------------------------

The Association leases its office building from Mack Rentals (see Note 5) under a noncancelable operating lease. The lease requires monthly payments of $2,500 through December, 1991 and has renewal options at $3,000 through December, 1994 and $3,300 through December, 1999. The Association also pays maintenance, insurance and real estate taxes relating to the building.

Future minimum lease payments under the lease are as follows:

                     1997                       $ 39,600
                     1998                         39,600
                     1999                         39,600
                     2000                          9,900


NOTE 10 - RESTRICTIONS ON THE PAYMENT OF DIVIDENDS
--------------------------------------------------

The Federal Deposit Insurance Corporation imposed, as a condition of its insurance of the Association's deposit amounts, that the Association may not pay a dividend, other than stock dividend, on its common stock if the amount of its net worth is or would become, as a result of the payment of such dividend, less than that required under applicable regulations of the Federal Deposit Insurance Corporation (see note 10). Pursuant to Chapter 52-4-24 of South Dakota statutes, the Association is authorized to pay dividends on shares of its common stock after payment or provision has been made for all expenses, losses, required reserves and dividends payable on its savings accounts.


(continued on next page)

                                                                              16
NOTES TO FINANCIAL STATEMENTS - page 9
--------------------------------------------------------------------------------


NOTE 11 - NET WORTH REQUIREMENTS
--------------------------------

At September 30, 1996, the Association's regulatory net worth requirements were as follows:

                                             % of                              % of             Excess
                          Requirements      Assets           Actual          Assets           (Shortfall)
                          ------------      ------           ------          ------           -----------

Tangible Capital           $ 215,000         1.50%        $ 1,650,000         11.52%          $ 1,435,000
Core Capital                 430,000         3.00           1,650,000         11.52             1,220,000
Risk Based Capital           807,000         8.00           1,776,000         17.60               969,000


NOTE 12 - INCOME TAX EXPENSES (000's omitted)
---------------------------------------------

The Association is allowed a special bad debt deduction under the reserve method, computed using actual experience percentages (IRC Section 585) in lieu of bad debt deduction for specific charge-offs. The Association used the "experience method" for 1995 and 1996 and anticipates using this method in future years.

The Association has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Information related to the type and amount of the Association's deferred tax asset is as follows:

      Deferred tax asset related to conversion to cash
         basis of accounting for income tax purposes                $ 33
                                                                      ==

No valuation allowance has been provided for the deferred tax asset because it is felt by the Association that this asset will be realized in future years.

The deferred tax asset above has been reflected on the balance sheet of the Association as follows:

                                                    1996            1995
                                                    ----            ----

       Deferred income tax benefit                 $   33          $    -
                                                     ====            ====

Income tax expenses of the Association are less than the amounts computed by applying the Federal income tax statutory rate to income before income taxes as indicated in the following analysis:

                                                   (000's omitted)
                                                    September 30,
                                          1996          1995           1994
                                          ----          ----           ----
    Expected income tax expense at
      federal tax rate (Note 1)          $ 87          $  98          $ 102
    Current timing differences             (8)           (11)           (83)
    Deferred timing differences           (33)           -               76
    State income taxes (Note 1)             8             21              6
    Surtax exemption                       (4)            (3)           (11)
                                          ---            ---             --

                                         $ 50          $ 105           $ 90
                                           ==            ===             ==

(continued on next page)

                                                                              17
NOTES TO FINANCIAL STATEMENTS - page 10
--------------------------------------------------------------------------------

NOTE 13 - RECONCILIATION OF NET WORTH AND NET INCOME AS REPORTED
          TO THE FEDERAL HOME LOAN BANK
---------------------------------------------------------------

      Net worth as reported to Federal Home Loan Bank                $ 1,651
                                                                       =====

      Net worth per financial statements                             $ 1,651
                                                                       =====

      Net income as reported to Federal Home Loan Bank               $   206
                                                                       =====

      Net income per financial statements                            $   206
                                                                       =====


NOTE 14 - CUMULATIVE EFFECT ON CHANGE IN ACCOUNTING PRINCIPLE
-------------------------------------------------------------

Effective October 1, 1994, the Association adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect on the change in accounting principle is included in determining net income for 1994. Financial statements for prior years have not been restated.




                                    # # # # #

                         SUPER 8 MOTEL DEVELOPERS, INC.
                                AND SUBSIDIARIES
                             ABERDEEN, SOUTH DAKOTA

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
                       (With Independent Auditor's Report)

                                 C O N T E N T S
                                 ---------------


                                                                         Page
                                                                         ----

INDEPENDENT AUDITOR'S REPORT...............................................1

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets..............................................3

  Consolidated Statements of Operations....................................4

  Consolidated Statements of Stockholders' Equity..........................5

  Consolidated Statements of Cash Flows....................................6

  Notes to Consolidated Financial Statements...............................8

                                                                               1
==========================================
Eide Helmeke PLLP
Certified Public Accountants & Consultants


                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Super 8 Motel Developers, Inc.
Aberdeen, South Dakota

We have audited the accompanying consolidated historical cost balance sheets of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated historical cost financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also compiled the supplemental current value balance sheet of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1996 and 1995 in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting information that is the representation of management in the form of financial statements. We have not audited or reviewed the current value balance sheets and, accordingly, do not express an opinion or any other form of assurance on them.

As described in Note 18 to the balance sheet, the supplemental current value balance sheets have been prepared by management to present relevant financial information that is not provided by the historical cost balance sheets and are not intended to be a presentation in accordance with generally accepted accounting principles. In addition, the supplemental current value balance sheets do not purport to present the net realizable, liquidation, or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of assets may vary significantly from the current values presented.



Eide Helmeke PLLP


March 5, 1997
Aberdeen, South Dakota



                                                                                                          2
SUPER 8 MOTEL DEVELOPERS, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------------------------------------------------


ASSETS

                                                       1996                               1995
                                         -------------------------------    --------------------------------
                                         Supplemental                        Supplemental
                                           Current                              Current
                                             Value            Historical         Value            Historical
                                           (Note 18)             Cost          (Note 18)              Cost
--------------------------------------------------------------------------------------------------------------
                                           (Compiled)                          (Compiled)

CASH AND CASH
 EQUIVALENTS                               $ 1,205,451       $ 1,205,451       $   158,431       $   158,431
--------------------------------------------------------------------------------------------------------------

RECEIVABLES:
 Trade                                         274,098           274,098           269,433           269,433
 Note                                          155,492           155,492           178,332           178,332
 Other                                          12,945            12,945            20,680            20,680
--------------------------------------------------------------------------------------------------------------

     Total receivables                         442,535           442,535           468,445           468,445
--------------------------------------------------------------------------------------------------------------

PREPAID EXPENSES                               233,660           233,660           226,570           226,570
--------------------------------------------------------------------------------------------------------------

INVESTMENT IN LIMITED
 PARTNERSHIPS                                  763,041           763,041           951,310           951,310
--------------------------------------------------------------------------------------------------------------

MOTEL PROPERTIES AND
 EQUIPMENT, NET                             46,710,000        25,601,748        44,132,000        26,663,396
--------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
 Unamortized sub-franchise rights            1,516,000              --           1,631,000              --
 Unamortized financing costs                      --           1,419,386              --             916,642
 Unamortized franchise fees                       --             178,101              --             192,692
 Unamortized organization costs                   --                --                --                  21
 Deferred income taxes                           8,000             8,000              --                --
 Restricted cash                               737,223           737,223            24,766            24,766
 Other                                          18,800            18,800             7,616             7,616
--------------------------------------------------------------------------------------------------------------

     Total other assets                      2,280,023         2,361,510         1,663,382         1,141,737
--------------------------------------------------------------------------------------------------------------

     Total assets                          $51,634,710       $30,607,945       $ 47,60O,138      $29,609,889
==============================================================================================================

See Notes to Consolidated Financial Statements.




                                                                                                                    3
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           1996                                     1995
                                            ----------------------------------      ----------------------------------
                                            Supplemental                             Supplemental
                                              Current                                 Current
                                               Value                Historical         Value               Historical
                                              (Note 18)              Cost             (Note 18)               Cost
----------------------------------------------------------------------------------------------------------------------
                                              (Compiled)                              (Compiled)

LIABILITIES:
  Operating line of credit                    $      --           $      --           $   750,000         $   750,000
  Accounts payable and
    accrued expenses, other
    than income taxes                             718,467             718,467             725,426             725,426
  Income taxes                                       --                  --                25,028              25,028
  Notes payable                                25,522,950          25,522,950          23,540,379          23,540,379
  Deferred income taxes                              --                  --               141,000             141,000
  Income taxes and sales
    commissions on realization
    of estimated values                         8,103,800                --             7,022,900                --
----------------------------------------------------------------------------------------------------------------------

       Total liabilities                       34,345,217          26,241,417          32,204,733          25,181,833
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND
  CONTINGENCIES                                      --                  --                  --                  --
----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock: authorized
    500,000,000 shares, $.10 par
    value; issued and outstanding,
    4,882508 shares                               488,251             488,251             488,251             488,251
  Additional paid-in capital                    2,279,628           2,279,628           2,279,628           2,279,628
  Retained earnings                             1,598,649           1,598,649           1,660,177           1,660,177
  Unrealized appreciation                      12,922,965                --            10,967,349                --
----------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity              17,289,493           4,366,528          15,395,405           4,428,O56
----------------------------------------------------------------------------------------------------------------------

       Total liabilities and
         stockholders' equity                 $51,634,710         $ 30,607,945        $47,600,138         $29,609,889
=======================================================================================================================





                                                                                                     4

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------------------------------

                                                                     1996                      1995
--------------------------------------------------------------------------------------------------------
OPERATIONS

REVENUES:
  Motel revenues                                                 $ 14,372,606              $ 13,477,148
  Motel management fees                                               339,957                   327,711
  Accounting fees                                                      85,800                    85,020
  Sub-franchise fees                                                  422,600                   433,357
  Equity in net income (loss) of limited partnerships                  77,569                  (280,898)
  Interest income                                                     219,632                   247,608
  Other income                                                         27,508                    24,241
  Net loss on disposal of assets                                      (34 240)                   (8,698)
--------------------------------------------------------------------------------------------------------

      Total revenues                                               15,511,432                14,305,489
--------------------------------------------------------------------------------------------------------


COSTS AND EXPENSES:
  Operating expenses:
    Motel operating and management expenses                         9,258,170                 8,396,971
    Administration expenses                                           374,680                   341,667
    Special charge                                                    250,000                      --
--------------------------------------------------------------------------------------------------------
                                                                    9,882,850                 8,738,638
    Interest                                                        2,325,410                 2,293,313
--------------------------------------------------------------------------------------------------------

      Total costs and expenses                                     12,208,260                11,031,951
--------------------------------------------------------------------------------------------------------

     Income before depreciation and amortization                    3,303,172                 3,273,538

    Depreciation and amortization                                   1,491,903                 1,566,146
--------------------------------------------------------------------------------------------------------


INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                                             1,811,269                 1,707,392

PROVISION FOR INCOME TAXES                                            725,000                   590,000
--------------------------------------------------------------------------------------------------------


INCOME BEFORE EXTRAORDINARY ITEM                                    1,086,269                 1,117,392

EXTRAORDINARY ITEM:
 Loss on early extinguishment of debt net of
  related income taxes of $115,000                                    171,295                      --
-------------------------------------------------------------------------------------------------------

NET INCOME                                                          $ 914,974               $ 1,117,392
========================================================================================================






See Notes to Consolidated Financial Statements.



                                                                                               5

SUPER 8 MOTEL DEVELOPERS,  INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31,1996 AND 1995
-------------------------------------------------------------------------------------------------

                                                                   Additional
                                              Common                Paid-in            Retained
                                               Stock                Capital             Earnings
-------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1995                     $  488,251           $2,279,628         $   542,785

NET INCOME                                        --                    --             1,117,392
-------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                      488,251            2,279,628           1,660,177

CASH DIVIDENDS                                    --                    --              (976,502)

NET INCOME                                        --                    --               914,974
-------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1996                    $  488,251           $2,279,628         $ 1,598,649
=================================================================================================






See Notes to Consolidated Financial Statements.



SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------------------------------------

                                                                            1996                   1995
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $    914,974            $  1,117,392
  Adjustments to reconcile net income to net
    cash provided bv operating activities:
     Depreciation                                                          1,383,438               1,444,553
     Amortization                                                            108,465                 121,593
     Special charge                                                          250,000                    --
     Noncash portion of loss on extinguishment of debt                       286,295                    --
     Net loss on disposal of property                                         34,240                   8,698
     Allocation of net (income) loss of limited partnerships                 (77,569)                280,898
     Deferred income taxes                                                  (149,000)                 89,000
     Changes in assets and liabilities:
       Accounts and notes receivable                                          25,910                 (48,021)
       Net repayments from (advances to) limited partnerships                249,688                 (79,059)
       Prepaid expenses                                                       (7,090)               (124,957)
       Other assets                                                         (723,641)                114,151
       Accounts payable, accrued expenses and income taxes                   (31,987)               (745,875)
--------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities                            2,263,723               2,178,373
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from limited partnerships                                     16,150                  67,091
  Investment in limited partnership                                             --                  (151,896)
  Payments for motel properties and equipment                               (624,202)             (1,566,948)
 Proceeds from sale of property and equipment                                 18,172                   3,090
--------------------------------------------------------------------------------------------------------------

      Net cash used in investing activities                                 (589,880)             (1,648,663)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on operating line                                              (750,000)               (225,000)
  Proceeds from notes payable                                             24,517,725                 957,749
  Financing costs                                                           (882,892)               (650,077)
  Principal payments on notes payable                                    (22,535,154)             (1,767,489)
  Cash dividends paid                                                       (976,502)                   --
--------------------------------------------------------------------------------------------------------------

      Net cash used in financing activities                                 (626,823)             (1,684,817)
--------------------------------------------------------------------------------------------------------------




(continued on next page)



CONSOLIDATED STATEMENTS OF CASH FLOWS - page 2
------------------------------------------------------------------------------------

                                                      1996                 1995
------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               1,047,020           (1,155,107)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                             158,431            1,313,538
------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $ 1,205,451           $  158,431
====================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid for interest                        $ 2,244,286           $ 2,316,208
====================================================================================

    Cash paid for income taxes                    $   723,427           $ 1,484,935
=====================================================================================





See Notes to Consolidated Financial Statements.

                                                                               8
SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents - For the purpose of reporting cash flows, the Company considers time deposits with a maturity of three months or less, cash held as compensating balances, and bank repurchase agreements to be cash equivalents.

Receivables - The Company grants credit to customers in the Virginia, West Virginia, Maryland, Delaware and District of Columbia areas. The direct write-off method is used for recognizing bad debt expense.

Motel properties and equipment - These assets are stated at cost less any impairment losses relating to FAS 121. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense currently. When depreciable properties are retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The range of the estimated useful lives used in the computation of depreciation is as follows:

           Motel buildings and improvements              10-31 years
           Furniture, fixtures and equipment              3- 7 years

Sub-franchise rights - This cost is being written-off on the straight-line basis over ten years. The territorial rights are subject to certain terms and conditions as set forth in the agreement.

Financing costs - Financing costs consist of direct costs, such as loan fees, legal costs and commitment fees, associated with obtaining financing for motel properties. The costs are being amortized using the straight-line method over the term of the loan.

Franchise fees - Franchise fees consist of the amounts paid to Super 8 Motels, Inc. for the right to use the Franchisor's trademark. These fees are being amortized using the straight-line method over the term of the franchise agreements, twenty years.

Organization   costs  -  Organization   costs  are  being  amortized  using  the
straight-line method over a five-year period.

Investments in limited partnerships - The Company's investments in the limited partnerships are stated at cost, adjusted for the Company's share of partnership earnings or losses, cash distributions received, unrecognized gain on sale of the property and advances made to supplement operations of the partnerships.

Deferred income taxes - Deferred taxes arise primarily from differences in recognizing income from sales of motel properties, depreciation methods and asset lives for book and tax reporting purposes.

(continued on next page)

                                                                               9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 2
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
---------------------------------------------------

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - NATURE OF OPERATIONS AND BASIS OF FINANCIAL STATEMENT PRESENTATION
---------------------------------------------------------------------------

The Company was organized in April 1984, and is engaged in the business of developing, owning and operating Super 8 Motels, primarily in the States of Virginia, West Virginia, Maryland, Delaware and the District of Columbia.

The essential nature of the Company's operation is such that current obligations must be liquidated out of future revenues to be derived from the rental of its motel properties. Therefore, assets are essentially reflected in the balance sheet in relative order of liquidity and liabilities in relative order of currency.


NOTE 3 - CASH AND CASH EQUIVALENTS
----------------------------------

At December 31, 1996 and 1995, the carrying amount of the Company's total cash and cash equivalents was $1,205,451 and $158,431, respectively. In addition, the Company considers as cash equivalents its share of deposits held in a combined cash account with related parties. Accordingly, the Company's cash equivalents may be affected by negative cash balances of related parties included in the combined account (see Note 17).

The Company maintains its temporary cash with high credit quality financial institutions and limits the amount of credit exposure through the use of bank repurchase agreements which are collateralized by United States treasury securities. At times, cash on deposit may exceed the federally insured limit.


NOTE 4 - NOTES RECEIVABLE
-------------------------

At December 31, 1996, the Company held a contract receivable from the purchasers of its Dumfries, Virginia motel property. The note bears interest at 10%, is secured by a second deed of trust and is due December 2001.

Minimum principal payments to be received on the above note for the next five years are as follows:

                      1997                          $ 25,200
                      1998                            27,900
                      1999                            30,800
                      2000                            34,000
                      2001                            37,600

(continued on next page)

                                                                              10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 3
--------------------------------------------------------------------------------


NOTE 5 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At December 31, 1996, the Company was a general partner in ten limited partnerships, all of which were formed for the purpose of owning and operating Super 8 Motels. The Company's investment is increased for its share of earnings and any advances to the partnerships which are made for the purpose of supplementing operations and, in one instance, to guarantee cash distributions to its limited partners. Any advances to the partnerships are unsecured, due on demand, and bear interest at variable rates, currently 9.5% to 10.5%. The Company's investment is decreased by its share of partnership losses and cash distributions received. The investment is also increased by syndication costs incurred and decreased by unrecognized gains on the sale of the property. At December 31, 1996 and 1995, syndication costs incurred totaled $179,521 and unrecognized gains on the sale of property totaled $744,253. The following is a schedule of the Company's investments in limited partnerships at December 31, 1996 and 1995:

        Location                                1996               1995
        --------                                ----               ----

   Aberdeen, Maryland                       $  (40,604)        $  (40,782)
   Bristol, Virginia                           (56,300)           (55,363)
   Culpeper, Virginia                           23,292              1,632
   Farmville, Virginia                          74,259            (21,878)
   Fredericksburg/
    Waynesboro, Virginia                       (11,198)           (12,788)
   Havre de Grace, Maryland                    339,597            524,450
   Richmond Airport/
    Harrisonburg, Virginia                     (10,698)           (10,210)
   Richmond Broad St., Virginia/
    Martinsburg, West Virginia                 120,109             72,063
   Richmond Midlothian, Virginia               323,980            339,582
   Waldorf, Maryland                               604            154,604
                                             ---------           --------

                                             $ 763,041          $ 951,310
                                              ========           ========

The condensed combined financial information on the above investments is as follows:

                                                      December 31,
                                           ----------------------------------
                                               1996                  1995
                                               ----                  ----

Assets                                     $15,375,389            $16,575,723
                                           ===========            ===========

Liabilities                                $12,428,478            $15,125,141
Partners' equity                             2,946,911              1,450,582
                                           -----------            -----------

                                           $15,375,389            $16,575,723
                                           ===========            ===========
Net income before depreciation
  and amortization                         $ 1,512,761            $   882,917
                                           ===========            ===========

Net income                                 $   735,439            $    95,137
                                           ===========            ===========

(continued on next page)

                                                                              11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 4
---------------------------------------------------

NOTE 6 - MOTEL PROPERTIES AND EQUIPMENT
---------------------------------------

The Company's property and equipment consisted primarily of 29 and 28 operating motels as of December 31, 1996 and 1995, respectively.

                                                      1996              1995
                                                      ----               ----

Land                                               $ 6,425,967       $ 6,231,269
Motel buildings and improvements                    24,025,861        23,234,539
Furniture, fixtures and equipment                    6,471,025         6,183,685
                                                   -----------       -----------
                                                    36,922,853        35,649,493
Less accumulated depreciation                       11,321,105        10,239,357
                                                   -----------       -----------
                                                    25,601,748        25,410,136
Construction in progress                                  --           1,253,260
                                                   -----------       -----------

                                                   $25,601,748       $26,663,396
                                                   ===========       ===========


NOTE 7 - SUB-FRANCHISE RIGHTS
-----------------------------

The sub-franchise rights, acquired July 11, 1984 for $250,000, was an amount paid to Super 8 Motels, Inc. for the exclusive rights in the states of Virginia, West Virginia, Maryland, Delaware and the District of Columbia to construct, own, and operate motels using the Super 8 name and to represent Super 8 Motels, Inc. in the sale of franchises within said territory.

Significant terms of the agreement and amendments thereto are as follows:

a.   The term of the agreement is 20 years from the date of execution.

b. The initial franchise fee payable by motels, which are owned at least 51 percent by the Company, is $10,000.

c. The Company is to receive one-third of the initial franchise fee, presently $20,000, of each franchise sold by the Super 8 system in said territory.

d. Under the current franchise agreement of Super 8 Motels, Inc., a specified percentage of the annual gross room rentals of each operating unit is to be tendered to Super 8 Motels, Inc. as a fee for services rendered and royalties. The Company will receive from Super 8 Motels, Inc. 25% of the fee received from each motel located in the territory as compensation for services rendered. Those payments are to continue from the date such motel unit in said territory first commences monthly royalty payments for 10 years for motels open on or before July 11, 1990 and 15 years for motels opened after July 11, 1990.

Sub-franchise fee income under this agreement totaled $422,600 and $433,357 during the years ended December 31, 1996 and 1995.




(continued on next page)

                                                                              12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 5
--------------------------------------------------------------------------------


NOTE 8 - NOTES PAYABLE
----------------------

The Company's long-term debt consists of mortgage notes collateralized by real estate, furniture, fixtures and equipment. The notes which have fixed and variable rates ranging from 8.25% to 10.25% are generally payable in monthly installments and due at varying dates through 2016. The weighted average interest rate of the notes was 8.73% and 9.5% as of December 31, 1996 and 1995, respectively.

Approximate principal maturities during the next five years are as follows:

                    1997                     $    558,500
                    1998                          610,400
                    1999                          666,800
                    2000                          728,400
                    2001                        1,244,500

At December 31, 1995, the Company had one motel under construction. The Company had a construction and permanent financing commitment of $1,025,000 of which only $477,750 had been drawn against the construction loan as of December 31, 1995. Interest expense capitalized totaled $18,507.

The Company had an operating line of credit which matured during 1996 and was not renewed.


NOTE 9 - SPECIAL CHARGE
-----------------------

The Company has entered into a contract to sell its Portsmouth, Virginia, motel property. The transaction, which is anticipated to close February 26, 1997, will result in a loss of approximately $250,000.


NOTE 10 - LAND LEASE

In July 1987, the Company entered into an agreement to lease a parcel of land on which it has developed a motel. The initial term of the lease is 60 years and called for initial rental of $35,200 per year. The lease payments increase by 10% at the end of five years and by 10% at the end of each five-year period thereafter throughout the term of the lease. The lease also requires contingent rental payments equal to two and one-half percent of the amount by which the motel's gross sales exceed $1,200,000. For the years ended December 31, 1996 and 1995, there were no payments required under this provision as the motel's sales did not exceed $1,200,000.

Future minimum payments for the initial term as of December 31, 1996 under the lease are as follows:

                       1997                        $     39,688
                       1998                              42,592
                       1999                              42,592
                       2000                              42,592
                       2001                              42,592
                    Thereafter                        3,212,969
                                                      ---------
                                                    $ 3,423,025
                                                      =========

(continuied on next page)

                                                                              13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 6
--------------------------------------------------------------------------------

NOTE 11 - RELATED PARTY TRANSACTIONS AND OTHER AGREEMENTS
---------------------------------------------------------

The Company conducts business with a major shareholder and certain limited partnerships (see Note 5).

The following is a summary of transactions with related parties:

                                            1996                  1995
                                            ----                  ----
      Revenues:
        Management fees                   $ 339,957             $ 327,711
        Accounting fees                      85,800                85,020
        Interest income                     131,440               219,110

      Costs and expenses:
        Travel expenses                       4,455                 7,260
        Office rent                          44,539                38,908


NOTE 12 - FRANCHISE AGREEMENTS
------------------------------

The Company's wholly-owned subsidiaries operate Super 8 motels under franchise agreements with Super 8 Motels, Inc. As part of the agreement, the subsidiaries are obligated to pay Super 8 Motels, Inc. room royalties equal to 4% of total room rental revenues and 1% or 2% of room rentals as a national advertising fee. The Company participates in a national media campaign sponsored by Super 8 Motels, Inc. under which the motels contribute an additional 1% of room revenues through December 31, 1997.

The following is a summary of fees paid under the franchise agreements:

                                                 1996                  1995
                                                 ----                  ----

      Royalty fees                            $ 563,472             $ 526,806
      National advertising fee                  245,979               229,315
      National media fee                        141,108               131,702

The franchise agreements also place restrictions on the transfer of the franchise and the sale or lease of the motel without prior written consent of the franchisor.


NOTE 13 - LIFE INSURANCE
------------------------

The Company is the owner and beneficiary of two $1,000,000 life insurance policies insuring the lives of its president and chief executive officer.






(continued on next page)

                                                                              14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 7
--------------------------------------------------------------------------------


NOTE 14 - INCOME TAXES
----------------------

The provision for income taxes consists of the following components:

                                         1996                   1995
                                         ----                   ----

      Current taxes                   $ 759,000              $ 501,000
      Deferred income taxes            (149,000)                89,000
                                        -------                -------

                                      $ 610,000              $ 590,000
                                        =======                =======

Deferred tax assets and liabilities are calculated based on their estimated effect on future cash flows. Deferred tax assets are recognized for asset impairment losses in 1996 and alternative minimum tax (AMT) credits in 1995. In addition, a deferred tax liability has been recognized for the taxable temporary differences related to different depreciation methods for financial and tax purposes. The net deferred tax asset (liability) in the accompanying balance sheets consists of the following:

                                                  1996                  1995
                                                  ----                  ----

   Deferred tax assets                       $ 100,000            $   78,000
   Deferred tax liabilities                   ( 92,000)             (219,000)
                                               -------               -------

   Net deferred tax asset (liability)       $    8,000             $(141,000)
                                              ========               =======


NOTE 15 - EXTRAORDINARY ITEM
----------------------------

The extraordinary item represents the write-off of unamortized financing costs in connection with the refinancing of twenty-four of the Company's motel properties in January, 1996. The amount of the write-off was $171,295, net of related income taxes of $115,000.


NOTE 16 - STOCK OPTION AGREEMENTS
---------------------------------

The Company has entered into stock option agreements with various employees which allow the employees to purchase up to 55,589 shares of the Company's common stock at fair market value as of December 31, 1996 and 1995. No options were exercised in 1996 or 1995 and options for 29,411 shares expired during 1995.









(continued on next page)

                                                                              15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 8
--------------------------------------------------------------------------------


NOTE 17 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company, as general partner, is contingently liable for liabilities of the limited partnerships as listed in Note 5. The balance of the mortgage notes totaled approximately $3,548,000 at December 31, 1996. The Company also remains contingently liable on the mortgage notes of the Dumfries property, totaling approximately $1,784,000 at December 31, 1996. Management believes these obligations are adequately secured by the underlying collateral.

The Company maintains a combined bank account for the limited partnership motels managed by the Company (see Notes 5 and 11). As such, the overdrafts of one partnership are offset by cash balances of the Company and other partnerships. Upon dissolution of the combined bank account or sale or liquidation of a partnership with a positive cash balance, the Company may be liable for any unfunded positive balances. The December 31, 1996 and 1995 balances relating to these entities totaled approximately $521,500 and $396,300, respectively. These balances are not included in the consolidated balance sheet.

At December 31, 1996, the Company and its subsidiaries were the defendants in two lawsuits in which the plaintiffs allege they were denied full and equal enjoyment of services, facilities, privileges and accommodations for the alleged refusal to rent rooms. The plaintiffs in both lawsuits seek compensatory and punitive damages. The trial for one lawsuit began on March 17, 1997 and the Company was found innocent of all charges. The trial for the other lawsuit is set for June 1997. Potential loss exposure could range from $1 nominal damages to $1,000,000. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements. Based on management's understanding and evaluation of the relevant facts and circumstances, they believe that the Company has meritorious defenses to the litigation described above. Management believes that the litigation should not have a material adverse effect on the financial condition of the Company.


NOTE 18 - CRITERIA USED IN THE SUPPLEMENTAL CURRENT VALUE PRESENTATION
          (COMPILED)
-----------------------------------------------------------------------

A variety of criteria may be used in the preparation of current value presentations; accordingly, the criteria used could vary from one enterprise to another. The supplemental current value balance sheets have been prepared using the criteria which the Company believes are appropriate in the circumstances. The supplemental current value balance sheets present relevant financial information that is not provided by the historical cost balance sheets and is not intended to be a presentation in conformity with generally accepted accounting principles. The supplemental current value amounts are intended to represent normal exchange prices of the tangible net assets. Current value amounts are not intended to represent amounts that might result from a forced sale of the net assets, nor do such amounts contemplate the value of the business which might include identifiable and unidentifiable intangibles. Amounts that may ultimately be realized by the Company from the disposal of assets may vary significantly from the current values presented. Because current values are not presented for certain properties under development, current-value equity does not necessarily represent the market value of the net assets or of the Company as a whole. Therefore, the current value presentation is a supplement to, and not a replacement for, the historical cost basis balance sheet. The preceding notes to balance sheet should be read in conjunction with the supplemental current value presentation.

(continued on next page)

                                                                              16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 9
--------------------------------------------------------------------------------


NOTE 18 - CRITERIA USED IN THE SUPPLEMENTAL CURRENT VALUE PRESENTATION (COMPILED) - continued
----------------------------------------------------------------------

Management's estimates of unrealized appreciation at December 31, 1996 and 1995, are summarized as follows:
                                                   1996                1995
                                                   ----                ----

     Motel properties                           $ 46,710,000        $ 44,132,000
     Sub-franchise rights                          1,516,000           1,631,000
                                                 -----------         -----------
                                                  48,226,000          45,763,000
     Less:
        Historical cost basis                     27,199,235          27,772,751

        Sales commissions on realization
           of estimated current values             1,446,800           1,372,900
                                                 -----------         -----------
                                                  19,579,965          16,617,349
        Income taxes on realization of
           estimated current values                6,657,000           5,650,000
                                                 -----------         -----------

        Unrealized appreciation                 $ 12,922,965        $ 10,967,349
                                                  ==========          ==========

Assumptions for current value estimates:

     Assets and liabilities included in current value estimation:
     ------------------------------------------------------------

     The current value computation of assets is limited to operating motels (29 and 28 at December 31, 1996 and 1995, respectively), one motel under construction at December 31, 1995 and the Company's sub-franchise rights for all Super 8 Motels in its territory.

     General business intangibles, such as financing costs, franchise fees and organization costs have not been carried forward from the historical cost basis to the supplemental current value presentation. Other assets and liabilities have not been revalued since the historical cost of those assets and the recorded basis of those liabilities approximate current values.

     The current value of the operating motel properties was determined by capitalizing adjusted net income at 12% in 1996 and 1995. Adjusted net income consists of net income before debt service, amortization and depreciation. The Company's motel under construction was valued at historical cost.










(continued on next page)

                                                                              17
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 10
--------------------------------------------------------------------------------


NOTE 18 - CRITERIA USED IN THE SUPPLEMENTAL CURRENT VALUE PRESENTATION (COMPILED) - continued
----------------------------------------------------------------------

     Sub-franchise rights:
     ---------------------

     The Company receives from Super 8 Motels, Inc. (the franchisor) twenty-five percent of the annual royalty fees Super 8 Motels, Inc. receives from each motel located in the Company's territory. Estimates of the current value of this agreement are based upon the present value (using an interest rate of 10%) of future estimated cash flows from royalty fees under the agreement on operating motels in the Company's territory.

     Income  taxes and sales  commissions  on  realization  of estimate  current values:
     ---------------------------------------------------------------------------

     Even though the Company does not anticipate a sale of its property interests, a provision of 3% of the estimated gross current value of such interests has been made for estimated sales costs which would be payable on realization of the current values. Likewise, income taxes have been provided at an assumed rate of 34% of the estimated current value in excess of historical cost.


NOTE 19 - SUBSEQUENT EVENT
--------------------------

Subsequent to December 31, 1996, the Company sold its Portsmouth, Virginia, motel property.



                                    # # # # #