Form 10-Q
period 1997-03-31
WORLD SERVICES INC
filed 1997-05-09
CIK 767410

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

                                 FORM 10-Q
                 QUARTER REPORT UNDER SECTION 13 0R 15(d)


                  March 31, 1997                      0-13499
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

     Class                          Outstanding at March 31,1997
______________________________    _______________________________
Common stock, $.01 par value                5,229,907










Page 1 of 8

                                                     Form 10-Q
                                            1st Quarter


                      INDEX


PART I- FINANCIAL INFORMATION*

     Consolidated Balance Sheet - March 31, 1997
       and March 31, 1996                                3

     Consolidated Statements of Operation - Three
       months ended March 31, 1997 and 1996              4

     Consolidated Statements of Cash Flows - Three
       months ended March 31, 1997 and 1996              5

     Notes to Consolidated Financial Statements          6

     Management's Discussion and Analysis                7

PART II - OTHER INFORMATION

     Signatures                                          8

     Financial Data Schedule




* The accompanying financial statements are not covered by an Independent Certified Public Accountants' Report.









                                   -2-
                           WORLD SERVICES, INC.
                               BALANCE SHEET

                                  ASSETS

                                      March 31,           March 31,
                                        1997                1996
CURRENT ASSETS
  Cash and cash equivalents        $    14,045         $     6,412
  Certificate of Deposit               290,000             180,000
  Accounts Receivable - other           17,000                 -
                                   ------------        ------------
     TOTAL CURRENT ASSETS              321,045             186,412
PROPERTY AND EQUIPMENT
  Office Equipment                       2,882                 -
  Accum Depr-Office Equipment           (2,882)                -
                                   ------------        ------------
     TOTAL PROPERTY AND EQUIPMENT            0                   0
INVESTMENTS AND OTHER ASSETS
  Investment in First Savings
   & Loan                              335,000             307,000
  Investment in Super 8 Motel
  Developers                           568,000             568,000
  Other                                  4,000               4,000
                                   ------------        ------------
TOTAL OTHER ASSETS                     907,000             879,000
                                   ------------        ------------
TOTAL ASSETS                       $ 1,228,044         $ 1,065,412
                                   ============        ============

                                      LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued
    expenses                       $     -             $    -
                                   -----------         ------------
STOCKHOLDERS EQUITY
  Common stock, par value $.01 per
   share; (50,000,000 shares
   authorized 5,292,000 shares
   issued)                             53,000               53,000
  Additional paid in capital        6,497,000            6,497,000
  Treasury Stock at cost, 128,350
   shares                              (3,000)              (3,000)
  Accumulated Deficit              (5,318,956)          (5,481,588)
                                  ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY     1,228,044            1,065,412
                                  ------------         ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 1,228,044          $ 1,065,412
                                  ============         ============
See accompanying notes to these financial statements.
                       -3-

                           WORLD SERVICES, INC.
                         STATEMENTS OF OPERATIONS




                                                   Three Months Ended
                                                     March 31,
                                                    ------------------
----                                              1997         1996

REVENUE
  Interest Income                             $      -    $    6,635
  Dividend Income                                    -           -
  Miscellaneous Income                                20          75
                                              ----------- -----------
    Total Revenue                                     20       6,710
                                              ----------- -----------
EXPENSES
  Legal and accounting                            11,287       9,987
  Other general and administrative expenses        2,340       9,311
                                              ----------- -----------
      Total Expenses                                   13,627
19,298
                                              ----------- -----------

NET INCOME (LOSS)                             $  (13,607) $  (12,588)
                                              =========== ===========
INCOME (LOSS) PER SHARE OF COMMON STOCK             *           *
                                              =========== ===========
AVERAGE NUMBER OF SHARES OUTSTANDING           5,229,907   5,229,907
                                              ===========
===========


____________________________________________
*Less than $.01 per share.











See accompanying notes to these financial statements.

                           WORLD SERVICES, INC.
                         STATEMENTS OF CASH FLOWS


                                                 Three Months Ended
                                                         March 31,
                                                    ------------------
----
                                                  1997         1996


CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                            $ (13,607)    $(12,588)

  Adjustment to reconcile net income
    (loss) to cash from operating activities:

      (Decrease) in accounts payable and
        accrued expenses                             -        (10,000)
                                               ----------    --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                           (13,607)     (22,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of certificate of deposit                 -        100,000
  Purchase of certificate of deposit                 -        (80,000)
                                               ----------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES             0        20,000

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                             (13,607)      (2,588)

CASH AND CASH EQUIVALENTS,
 AT BEGINNING OF PERIOD                           27,652        9,000
                                               ----------    --------
CASH AT END OF PERIOD                          $  14,045     $  6,412
                                               ==========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash payments to:
    Income taxes                               $    -        $   -
                                               ==========    ========

    Interest                                   $    -        $    50
                                               ==========    ========

See accompanying notes to these financial statements.

                   WORLD SERVICES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1997


1. GENERAL:

   The Company has elected to omit substantially all other notes to the financial statements. These interim financial statements should be read in conjunction with the Company's annual report and report on Form 10-K for the year ended December 31, 1996.

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

                   WORLD SERVICES, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

   The Corporation expects to receive dividend income from Super
   8 Motel Developers in the second quarter of over $239,000.

   The good performance of this investment is a major contributing factor to the overall improved financial condition of the Company.

   The annual stockholders meeting is scheduled for mid June of 1997.



RESULTS OF OPERATIONS

   The Corporation showed an operating loss of ($13,607) for the three months ended March 31, 1997 as compared with ($12,588) loss for the same period a year earlier.

                                SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRIL________________ 24___, 1997

                                   WORLD SERVICES, INC.


                                         /S/ RONNE TARRELL

By__________________________________
                                      Ronne Tarrell, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                          /S/ RONNE TARRELL
APRIL________________ 24____, 1997
_______________________________
                                        Ronne Tarrell, President,
                                        Principal Executive
                                        Officer, and Director


                                          /S/ DAVID JORGENSON
APRIL________________ 24____, 1997
_______________________________
                                        David Jorgenson,
                                        Secretary, Treasurer,
                                        Principal Accounting
                                        Officer, Principal
                                        Financial Officer, and
                                        Director


                                          /S/ DELORES BOWER
APRIL________________ 24____, 1997
_______________________________
                                        Delores Bower, Director

                                          /S/ DELBERT HARTY
APRIL________________ 24____, 1997
_______________________________
                                        Delbert Harty, Director

                                          /S/ TERRY HEINZ
APRIL________________ 24____, 1997
_______________________________
                                        Terry Heinz, Director
                                   - 8 -