Form 10QSB
period 1997-06-30
WORLD SERVICES INC
filed 1997-08-14
CIK 767410

FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to
                               ------------      -----------------

                          Commission File No. 0-13499

                              WORLD SERVICES, INC.
                        404 South Lincoln, P.0. Box 786
                          Aberdeen, South Dakota 57402

                          Telephone:  (605) 225-4131

             Colorado                                     46-0355586
             --------                                     ----------

Indicate by check mark whether the Issues (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

As of June 30, 1997, Registrant had 5,229,907 shares of its $.01 par value common stock outstanding.

                              WORLD SERVICES, INC.
                               TABLE OF CONTENTS

                                                                      Page
ACCOUNTANTS' REPORT .............................................      1

FINANCIAL STATEMENTS:

  Balance Sheets ................................................      2

  Statements of Income and Accumulated Deficit ..................      3

  Statements of Cash Flows ......................................      4

  Notes to Financial Statements .................................      5

  Management's Discussion and Analysis ..........................      6

MEIDINGER & ASSOCIATES
--------------------------------------------------------------------------------
Certified Public Accountants                                311 South 2nd Street
                                                             Aberdeen, SD  57401
                                                                  (805) 220-4404



August 4, 1997


The Board of Directors
World Services, Inc.
Aberdeen, South Dakota  57401

We have compiled the accompanying Balance Sheets of World Services Inc. as of June 30, 1997, and June 30, 1996, and the related Statements of Income and Accumulated Deficit and Statements of Cash Flows for the six months ended June 30, 1997, and June 30, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

Accompilation is limited to presenting in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and , accordingly, do not express an opinion or any other form of assurance on them.

The corporation  previously recorded the First Savings & Loan Association,  Inc.
(FSL) investment, for interim reporting purposes, only the audited value at year end. The investment in FSL is now accounted for under the equity method of accounting. Accordingly, the accompanying financial statements have been restated.




/s/  Meidinger & Associates
---------------------------
Meidinger & Associates
Certified Public Accountants

                              WORLD SERVICES, INC.
                                 BALANCE SHEETS
                             June 30, 1997 and 1996

                                     ASSETS


                                                   1997              1996
CURRENT ASSETS                                ---------------- ----------------
  Cash                                        $      55,072.27 $      16,993.27
  Certificates of Deposit                           490,000.00       240,000.00
  Interest Receivable                                15,166.40             0.00
                                              ----------------    -------------
     TOTAL CURRENT ASSETS                           560,238.67       256,993.27
                                              ----------------    -------------

PROPERTY & EQUIPMENT
  Office Equipment                                    2,882.14         2,882.14
  Accumulated Depreciation                           (2,882.14)            0.00
                                              ----------------    -------------
     TOTAL PROPERTY & EQUIPMENT                           0.00         2,882.14
                                              ----------------    -------------

INVESTMENTS & OTHER ASSETS
  Investment - Super 8 Developers                   568,000.00       568,000.00
  Investment - First Savings & Loan                 372,000.00       307,000.00
  Other                                               4,000.00         4,000.00
                                              ----------------    -------------
     TOTAL INVESTMENTS & OTHER ASSETS               944,000.00       879,000.00
                                              ----------------    -------------
     TOTAL ASSETS                             $   1,504,238.67 $   1,138,875.41
                                              ----------------    -------------

                       LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts Payable                            $       7,639.70 $       3,186.44
                                              ----------------    -------------
     TOTAL CURRENT LIABILITIES                        7,639.70         3,186.44
                                              ----------------    -------------

STOCKHOLDERS'EQUITY
  Common Stock, par value $.001/share
     50,000,000 shares authorized
     5,359,000 shares issued                          5,359.00         5,359.00
  Additional Paid-in-Capital                      6,544,641.00     6,544,641.00
  Treasury Stock at Cost,
     129,000 shares                                  (3,000.00)       (3,000.00)
  Accumulated Deficit                            (5,050,401.03)   (5,411,311.03)
                                              ----------------    -------------
     TOTAL STOCKHOLDERS' EQUITY                   1,496,598.97     1,135,688.97
                                              ----------------    -------------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                     $   1,504,238.67 $   1,138,875.41
                                              ================ ================




                See accompanying notes and accountants' report
                                       2

                              WORLD SERVICES, INC.
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                 For the Six Months Ended June 30, 1997 and 1996

                                              1997                1996
                                        ----------------   ----------------
REVENUE
  Dividend Income                       $     239,085.60   $      79,700.95
  Interest Income                              24,857.51          13,153.13
  Stock Transfer Fees                              39.75             231.99
                                        ----------------      -------------
     TOTAL REVENUE                            263,982.86          93,086.07
                                        ----------------      -------------

EXPENSES
  Accounting Fees                               8,615.80          10,197.80
  Contract Wages & Consulting                   2,640.00           4,814.94
  Faxes                                           139.50               0.00
  Interest                                          0.00              49.76
  Legal Fees                                   27,463.20          11,014.83
  Donations                                         0.00             100.00
  Director Fees                                 3,150.00           2,700.00
  Dues, Fees, Subscriptions                         0.00              58.00
  Office Supplies                                 119.35             264.30
  Printing                                        982.35             452.91
  Postage                                         411.50             336.67
  Rent                                          1,820.00             260.00
  Repairs & Maintenance                             0.00             580.30
  Supplies                                        201.73           4,171.46
  Telephone                                        44.12              68.71
  Travel                                          447.80             327.42
                                        ----------------      -------------
      TOTAL EXPENSES                           46,035.35          35,397.10
                                        ----------------      -------------

INCOME BEFORE EQUITY IN EARNINGS
  OF AFFILIATED COMPANIES                     217,947.51          57,688.97

EQUITY IN EARNINGS OF AFFILIATED
  COMPANIES                                    37,000.00               0.00
                                        ----------------      -------------
INCOME BEFORE INCOME TAXES                    254,947.51          57,688.97

INCOME TAXES (NOL CARRYOVER)                        0.00               0.00
                                        ----------------      -------------
NET INCOME                                    254,947.51          57,688.97

BEGINNING ACCUMULATED DEFICIT              (5,305,348.54)     (5,469,000.00)
                                        ----------------      -------------
ENDING ACCUMULATED DEFICIT              $  (5,050,401.03)  $  (5,411,311.03)
                                        ----------------      -------------

                See accompanying notes and accountants' report.



                                   WORLD SERVICES, INC.
                                 STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 1997 and 1996

                                                           1997             1996
                                                      --------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                          $   254,974.51    $   57,688.97
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Equity in Earning of Affiliates                       (37,000.00)            0.00
    (Increase) Decrease in:
       Other Assets                                         1,832.50             0.00
    Increase (Decrease) in:
       Accounts Payable                                     7,639.70        (6,838.83)
                                                      --------------    -------------

         NET CASH PROVIDED BY OPERATING
          ACTIVITIES                                      227,419.71        50,850.14
                                                      --------------    -------------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of Fixed Assets                                                  (2,882.14)
  Purchase of Certificates of Deposit                    (200,000.00)       (40,00.00)
                                                      --------------    -------------
NET CASH (USED) BY INVESTING ACTIVITIES                  (200,000.00)      (42,882.14)
                                                      --------------    -------------
       NET INCREASE IN CASH                                27,419.71         7,968.00
CASH AT BEGINNING OF PERIOD                                27,652.56         9,025.27
                                                      --------------    -------------
CASH AT END OF PERIOD                                 $    55,072.27    $   16,993.27
                                                      ==============    =============

SUPPLEMENTAL DISCLOSURES
  Cash Payments For:
    Income Taxes                                      $         0.00    $        0.00
                                                      ==============    =============

    Interest paid                                     $         0.00    $        0.00
                                                      ==============    =============


See accompanying notes and accountants' report


                                      -4-

                              WORLD SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 30, 1997 and 1996, and the results of operations and changes in financial position for the six months ended June 30, 1997 and 1996.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1996


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.


NOTE 2 - INCOME TAXES
---------------------

As of December 31, 1996, the Company had net operating loss carryforwards for income tax purposes totaling approximately $3,100,000 which expire in the years 1997 to 2011. The net operating loss carryforwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations. In addition, there are investment tax credit carryforwards of $28,000.

                              WORLD SERVICES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

As expected, the Corporation received dividend income from Super 8 Motel Developers in the second quarter of over $239,000. This is the major contributing factor in the improvement of the Company's overall financial condition.

The Company's equity has also improved by $65,000 from a year ago because of an increase in their equity interest in First Savings & Loan.


RESULTS OF OPERATIONS
---------------------

The Company showed operating profits of $217,948 for the six months ended June 30, 1997 as compared to $57,689 for the same period a year earlier.

This improvement was mainly due to the increased dividend paid by Super 8 Motel Developers.

The Company has scheduled a stockholders' meeting for August 18, 1997. Shareholders have been notified and have been sent a proposed agenda listing numerous important items to be discussed and decisions to be made.

                          PART II - OTHER INFORMATION
                          ---------------------------

                              World Services, Inc.




Items 1-5   Not Applicable.

Item 6     Exhibits and Reports on Form 8-K
           --------------------------------

           a)  Exhibits - none.
           b) No Reports on Form 8-K were filed during the quarter ending June 30, 1997.

Item 7     Not Applicable.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




WORLD SERVICES, INC.




By: /s/  Ronne Tarrell
    ----------------------------------
     Ronne Tarrell
     Principal Executive Officer
     Principal Financial Officer
     Principal Accounting Officer
     Chief Financial Officer