Form 10-Q
period 1997-09-30
WORLD SERVICES INC
filed 1997-11-14
CIK 767410

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                    QUARTER REPORT UNDER SECTION 13 0R 15(d)



Quarter Ended        9-30-97            Commission File Number
              ---------------------                             ----------------

                              World Services, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        South Dakota                                 46-0355586
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


      404 South Lincoln               Aberdeen, South Dakota  57401
--------------------------------------------------------------------------------
(Address if principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code     (605) 225-4131
                                                       --------------

                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                              changed since last report.)

Indicate by check whether the registrant (1) has
filed all reports required to be filed by Section
13 or 15 (d) of the  Securities  Exchange Act of 1934        Yes      X
during the preceding 12 months (or for such shorter                -------
period that the registrant was required to file such         No
reports), and (2) has been subject to such filing                  -------
requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

As of September 30, 1997, Registrant had 2,600,400 shares of its $.001 par value common stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION:

Item 1.  ACCOUNTANTS' REPORT ...................................         1

              Balance Sheets as of September 30, 1997, and
                  December 21, 1996 ............................         2

                  Statements of Income for the Quarters Ended
                  September 30, 1997 and 1996 ..................         3

                  Statements of Income for the Nine Months Ended
                  September 30, 1997 and 1996 ..................         4

                  Statements of Cash Flows for the Nine Months
                  Ended September 30, 1997 and 1996 ............         5

                  Notes to Financial Statements ................         6

Item              2.   Managements's discussion and Analysis of
                  Financial Condition and Results of Operations:

                  Liquidity and Capital Resources ..............         7

                  Results of Operations ........................         8


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings .....................................         10

Item 2.  Changes in Securities .................................         10

Item 3.  Default Upon Senior Securities ........................         10

Item 4.  Submission of matters to a Vote of Security
                  Holders ......................................         10

Item 5.  Other Inf11mation .....................................         11

Item 6.  Exhibits and Reports on Form 10-Q .....................         11

MEIDINGER & ASSOCIATES
--------------------------------------------------------------------------------
Certified Public Accountants                                311 South 2nd Street
                                                             Aberdeen, SD  57401
                                                                  (605) 229-4404

October 20, 1997


The Board of Directors
World Services, Inc.
Aberdeen, South Dakota  57401

We have compiled the accompanying Balance Sheets of World Services, Inc. as of September 30, 1997, and December 31, 1996, and the related Statements of Income and Cash Flows for the periods ended September 30, 1997, and September 30, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The corporation  previously recorded the First Savings & Loan Association,  Inc.
(FSL) investment, for interim reporting purposes, only at the audited value at year end. The investment in FSL is now accounted for under the equity method of accounting. Accordingly, the accompanying financial statements have been restated.





Meidinger & Associates
Certified Public Accountants

                                      WORLD SERVICES, INC.
                                         BALANCE SHEETS
                             September 30, 1997 and December 31, 1996

                                                  September 30,                   December 31,
                                                      1997                            1996
                                                      ----                            ----

                                       ASSETS

CURRENT ASSETS
  Cash                                         $      15,994.60               $      27,652.56
  Certificate of Deposit                             490,000.00                     290,000.00
  Interest Receivable                                 15,508.77                      16,998.90
                                               ----------------               ----------------
     TOTAL CURRENT ASSETS                            521,503.37                     334,651.46

PROPERTY AND EQUIPMENT
  Office Equipment                                     2,882.14                       2,882.14
  Accum Depr-Office Equipment                         (2,882.14)                     (2,882.14)
                                               ----------------               ----------------
     TOTAL PROPERTY AND EQUIPMENT                          0.00                           0.00

INVESTMENTS AND OTHER ASSETS
  Investment-First Savings & Loan                    380,100.00                     335,000.00
  Investment-Super 8 Developers                      568,000.00                     568,000.00
  Other                                                4,000.00                       4,000.00
                                               ----------------               ----------------
TOTAL OTHER ASSETS                                   952,100.00                     907,000.00
                                               ----------------               ----------------
TOTAL ASSETS                                   $   1,473,603.37               $   1,241,651.46
                                               ================               ================

                            LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Stock Redemption                             $     202,306.75               $           0.00
                                               ----------------               ----------------
STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
   share; (50,000,000 shares
   authorized)
         3,152,400 shares issued at
         September 30, 1997, and
         5,357,000 shares issued at
         December 31, 1996                             5,359.00                       5,359.00
  Additional paid in capital                       6,544,641.00                   6,544,641.00
  Treasury Stock at cost, 552,000
   shares at September 30, 1997,
   and 129,093 at December 31, 1996                 (205,306.75)                     (3,000.00)
  Accumulated Deficit                             (5,073,396.63)                 (5,305,348.54)
                                               ----------------                ---------------
     TOTAL STOCKHOLDERS' EQUITY                    1,261,296.62                   1,241,651.46
                                               ----------------                ----------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $   1,473,603.37               $   1,241,651.46
                                               ================               ================



                                                     2


                                     WORLD SERVICES, INC.
                        STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      For the Quarters Ended September 30, 1997 and 1996

                                                  1997                           1996
                                                  ----                           ----
REVENUE
  Interest Income                           $       6,541.84               $       2,094.25
  Stock Transfer Fees                                   0.00                          40.25
                                            ----------------                  -------------
     TOTAL REVENUE                                  6,541.84                       2,134.50
                                            ----------------                  -------------
EXPENSES
  Accounting Fees                                   3,120.80                           0.00
  Contract Wages & Consulting                      13,907.20                         780.00
  Faxes                                               141.75                           0.07
  Legal Fees                                        7,591.77                       4,908.94
  Director Fees                                     3,150.00                         600.00
  Office Supplies                                      13.80                          88.50
  Printing                                          6,786.94                           0.00
  Postage                                           2,252.05                          17.78
  Supplies                                            133.30                           0.00
  Telephone                                            77.77                           2.21
  Annual Meeting                                      462.06                           0.00
  Miscellaneous Expense                                 0.00                          17.10
                                            ----------------                  -------------
         TOTAL EXPENSES                            37,637.44                       6,414.53
                                            ----------------                  -------------

LOSS BEFORE EQUITY IN EARNINGS
  OF AFFILIATED COMPANIES                         (31,095.60)                     (4,280.03)

EQUITY IN EARNINGS OF AFFILIATED
  COMPANIES                                         8,100.00                           0.00
                                            ----------------                  -------------
LOSS BEFORE INCOME TAXES                          (22,995.60)                     (4,280.03)

INCOME TAXES (NOL CARRYOVER)                            0.00                           0.00
                                            ----------------                  -------------
NET INCOME (LOSS)                           $     (22,995.60)                 $   (4,280.03)
                                            ================                  =============

INCOME (LOSS) PER SHARE                              *                              *
                                            ================                  =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                4,000,898                      5,229,907
                                            ================                  =============

* Less than $0.01 per share.


                                  WORLD SERVICES, INC.
                    STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                 For the Nine Months Ended September 30, 1997 and 1996

                                                    1997                  1996
REVENUE
  Dividend Income                             $     239,085.60      $      79,700.95
  Interest Income                                    31,399.35             15,247.38
  Stock Transfer Fees                                    39.75                  0.00
  Miscellaneous Income                                    0.00                272.24
                                              ----------------      ----------------
     TOTAL REVENUE                                  270,524.70             95,220.57
                                              ----------------      ----------------
EXPENSES
  Accounting Fees                                    11,736.60             14,647.80
  Contract Wages & Consulting                        16,547.20              4,973.68
  Faxes                                                 281.25                  0.00
  Interest                                                0.00                 49.76
  Legal Fees                                         35,054.97             11,473.77
  Donations                                               0.00                100.00
  Director Fees                                       6,300.00              1,950.00
  Dues, Fees, Subscriptions                               0.00                 58.00
  Office Supplies                                       133.15                352.80
  Printing                                            7,769.29                  0.00
  Postage                                             2,663.55                354.45
  Rent                                                1,820.00                260.00
  Repairs & Maintenance                                   0.00                580.30
  Supplies                                              335.03              4,171.46
  Telephone                                             121.89                 70.92
  Travel                                                447.80                  0.00
  Annual Meeting                                        462.06                  0.00
  Administrative Expenses                                 0.00              2,298.68
  Miscellaneous Expense                                   0.00                470.01
                                              ----------------      ----------------
         TOTAL EXPENSES                              83,672.79             41,811.63
                                              ----------------      ----------------

INCOME BEFORE EQUITY IN EARNINGS
  OF AFFILIATED COMPANIES                           186,851.91             53,408.94

EQUITY IN EARNINGS OF AFFILIATED
  COMPANIES                                          45,100.00                  0.00
                                              ----------------      ----------------
INCOME BEFORE INCOME TAXES                          231,951.91             53,408.94

INCOME TAXES (NOL CARRYOVER)                              0.00                  0.00
                                              ----------------      ----------------
NET INCOME                                    $     231,951.91      $      53,408.94
                                              ================      ================

INCOME (LOSS) PER SHARE                                   0.05                  0.01
                                              ================      ================
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                  4,815,735             5,229,907
                                              ================      ================

                              WORLD SERVICES, INC
                             STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1997 and 1996


                                                          1997                       1996
                                                          ----                       ----
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                       $   231,951.91             $    53,408.94

  Adjustment to reconcile net income to
    net cash provided by operating
     activities:
    Equity in Earning of Affiliates                      (45,100.00)                      0.00
    (Increase) Decrease in:
      Other Assets                                         1,490.13                       0.00
    Increase (Decrease) in:
      Accounts Payable                                         0.00                  (6,813.56)
                                                     --------------             --------------
         NET CASH PROVIDED BY OPERATING
          ACTIVITIES                                     188,342.04                  46,595.38
                                                     --------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                                     0.00                  (2,882.14)
  Purchase of Certificates of Deposit                   (200,000.00)               (140,000.00)
  Sale of certificate of deposit                               0.00                 100,000.00
                                                     --------------             --------------

NET CASH (USED)BY INVESTING ACTIVITIES                  (200,000.00)                (42,882.14)
                                                     --------------             --------------

         NET INCREASE IN CASH                            (11,657.96)                  3,713.24

CASH AT BEGINNING OF PERIOD                               27,652.56                   9,000.00
                                                     --------------             --------------
CASH AT END OF PERIOD                                $    15,994.60             $    12,713.24
                                                     ==============             ==============

SUPPLEMENTAL DISCLOSURES Cash payments for:
    Income taxes                                     $         0.00             $         0.00
                                                     ==============             ==============
    Interest paid                                    $         0.00             $        49.76
                                                     ==============                ===========


                                                    5

                              WORLD SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                FOR THE PERIOD ENDED SEPTEMBER 30, 1997 AND 1996


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the financial position of the company as of September 30, 1997 and 1996, and the results of operations and changes in financial position for the nine months ended September 30, 1997 and 1996.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.


NOTE 2 - INCOME TAXES
--------------------------------------------------------------------------------

As of December 31, 1996, the Company had net operating loss carry forwards for income tax purposes totaling approximately $3,100,000 which expire in the years 1997 to 2011. The net operating loss carry forwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations. In addition, there are investment tax credit carry forwards of $28,000.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1997, COMPARED TO
DECEMBER 31, 1996
--------------------------------------------------------------------------------

During the nine months ended September 30, 1997, Certificates of Deposit increased $200,000.00, from $290,000.00 at December 31, 1996, to $490,000.00 at
September 30, 1997. The increase reflects the purchase of two certificates of $100,000.00 each. In addition, cash decreased by $11,657.96 as noted below.

Interest receivable decreased $1,490.13, from $16,998.90 at December 31, 1996, to $15,508.77 at September 30, 1997.

As a result of the foregoing, current assets increased by $186,851.91, from $334,651.46 at December 31, 1996, to $521,503.37 at September 30, 1997.

Current liabilities increased $202,306.75, from $0.00 at December 31, 1996, to $202,306.75 at September 30, 1997. The increase is the result of a stock redemption induced by a stockholder approved stock split. - Discussed later in "Other Information".

As a result of the Company's net income for the nine months of $231,951.91, the accumulated deficit decreased from $5,305,348.54 at December 31, 1996, to
$5,073,396.63 at September 30, 1997. In addition, treasury stock increased $202,306.75, from $3,000.00 at December 31, 1996, to $205,306.75 at September
30, 1997. As a result, the total stockholders equity increased from $1,241,651.46 at December 31, 1996, to $1,261,296.62 at September 30, 1996.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

Total revenue for the three months ended September 30, 1997, were $6,541.84 as compared to $2,134.50 for the comparable period ended September 30, 1996, an increase of $4,407.34. The increase is due to interest payments on several CDs.

Operating expenses were $37,637.44 for the three months ended September 30, 1997, compared to $6,414.53 for the comparable period ended September 30, 1996, an increase of $31,222.91. The majority of this increase was in legal fees, wages, directors fees, printing and postage.

Equity in earnings of affiliates relates to holdings of common stock in First Savings and Loan, Inc.

Based on the foregoing, the net loss available to stockholders for the three months ended September 30, 1997, was $22,995.60, which translates to a net loss per share of less than $0.01 based on 4,000,898 weighted average shares outstanding. This compares to the net loss available to stockholders for the three months ended September 30, 1996, of $4,280.03, which translates to a net loss per share of less than $0.01 based on 5,229,907 weighted average shares outstanding at that time.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

Total revenue for the nine months ended September 30, 1997, were $270,524.70 as compared to $95,220.57 for the comparable period ended September 30, 1996, an increase of $175,304.13. Dividend income from Super 8 Motel Developers, Inc. of over $239,000.00 is the major contributing factor in this increase.

Operating expenses were $83,672.79 for the nine months ended September 30, 1997, compared to $41,811.63 for the comparable period ended September 30, 1996, an increase of $41,861.16. The majority of this increase was in legal fees due to the pending OTS inquiry (see other information). There were also substantial increases in directors fees, printing and postage mainly due to the stockholders meeting held in August of 1997.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Equity in earnings of affiliates relates to holdings of common stock in First Savings and Loan, Inc.

Based on the foregoing, the net income available to stockholders for the nine months ended September 30, 1997, was $231,951.91, which translates to a net income per share of $0.05 based on 4,815,735 weighted average shares outstanding. This compares to the net income available to stockholders for the nine months ended September 30, 1996, of $53,408.94, which translates to a net income per share of $0.01 based on 5,229,907 weighted average shares outstanding at that time.

                              WORLD SERVICES, INC.

                           PART II. OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

The company is not a party to any legal proceedings and no such proceedings are known to be contemplated except for the Office of Thrift Supervision (OTS) inquiry.

OTS Inquiry - In September of 1996, the Company was contacted by the federal OTS concerning certain changes in the alleged control of First Savings and Loan stock, the ownership of First Savings stock by certain affiliates of the Company, and a threatened action against the Company as a result thereof. OTS notified the Company and some of its directors that they may be in violation of OTS Reg. No. 574.4(b), relating to a requirement of submitting either a change of control notice or rebuttals of concerted action or control. The Company has complied with the OTS request by voting to sell all shares of First Savings and Loan stock at the August 18th shareholder meeting (see below). As of September 30, 1997, this offer was pending regulatory review. Subsequent to September 30, 1997, this sale was approved and the sale was consummated at a total price of $426,672.39.

ITEM 2. - CHANGES IN SECURITIES
--------------------------------------------------------------------------------

None.

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

On August 18, 1997, a shareholder meeting was held and several major decisions voted upon and approved. Items of business included the re-election of the five directors and approval of a plan to recapitalize the corporation through a 510-for-one reverse stock split and purchase of all fractional shares for $.25 per pre-split share. The shareholders further voted to approve a one-for- 300 forward stock split for all remaining shares. Also, at the insistence of the Office of Thrift Supervision (OTS), it was decided at the August 18th meeting to accept an offer to sell all shares of First Savings and Loan held by World Services, Inc. for $2.51 per share.

                              WORLD SERVICES, INC.

                           PART II. OTHER INFORMATION
                                   (continued)


ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------

None.

ITEM 6. - EXHIBITS
--------------------------------------------------------------------------------

Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCTOBER 20, 1997

                                       WORLD SERVICES, INC.


                                        By  /s/  RONNE TARRELL
                                           -------------------------------------
                                           Ronne Tarrell, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


OCTOBER 20, 1997
                             Ronne Tarrell, President,
                             Principal Executive
                             Officer, and Director


OCTOBER 20, 1997
                             David Jorgenson,
                             Secretary, Treasurer,
                             Principal Accounting
                             Officer, Principal
                             Financial Officer, and
                             Director


OCTOBER 20, 1997
                             Delores Bower, Director


OCTOBER 20, 1997
                             Delbert Harty, Director


OCTOBER 20, 1997
                             Terry Heinz, Director