Form 10KSB
period 1997-12-31
WORLD SERVICES INC
filed 1998-03-26
CIK 767410

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1997

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

                           724 N. Kline, P.O. Box 786
                        Aberdeen, South Dakota 57402-0786
                ------------------------------------------------
               (Address of principal executive offices) Zip Code

Issuer's telephone number:   (605) 225-4131

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
Yes  X   No      .
   -----   -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [XX]

     Issuer's revenues for its most recent fiscal year: $374,000.

     Aggregate market value of voting stock held by non-affiliates as of December 31, 1997: $-0-. There is currently no trading market for the Registrant's securities.

     Number of shares of common stock, $.001 par value, outstanding as of December 31, 1997: 2,639,679.

     Documents incorporated by reference: No documents are incorporated by reference into this annual report on Form 10-KSB.

                              WORLD SERVICES, INC.

                                   FORM 10-KSB

                                     PART I

Item 1. Description of Business
-------------------------------

(a) Business Development.

     General. World Services, Inc. (the "Registrant") was incorporated under the laws of the State of South Dakota on December 17, 1979 under the name of Midwest Management & Marketing Corporation. The name was changed in July 1983 to World Services, Inc. World Services, a diversified financial holding company, was formed to invest in and manage companies primarily in the real estate, insurance and banking industries, along with other service industries. World Services is the owner of approximately 16% of the outstanding stock of Super 8 Motel Developers, Inc. ("Super 8"). In 1997, World Services sold its interest in the outstanding stock of First Savings & Loan Association of South Dakota, Inc. ("First Savings"). In August 1997, World Services also completed a 510-for-one reverse stock split followed by a one-for-300 forward stock split. This recapitalization resulted in World Services repurchasing a total of 436,000 shares (calculated after giving effect to the recapitalization) for a total of $107,000 cash paid to shareholders who submitted their shares for redemption through December 31, 1997, and an additional $73,000 payable to shareholders who had not submitted their shares for redemption by that date.

     The current members of the Board of Directors were appointed in 1989 upon the resignation of the former members of the Board. Since that time, World Services has been maintained as a valid South Dakota corporation, it has been collecting receivables and settling debts incurred by World Services through the cessation of its active operations, and has been maintaining the books and records to allow World Services to obtain audited financial statements as necessary. World Services has not engaged in any significant business activity for more than the past five years.

     Super 8 -- Summary. In a series of transactions during 1984, World Services acquired shares of World Venture Capital Corporation which subsequently changed its name to Super 8 Venture Capital, Inc. ("S8VC") which shares, at December 31, 1985, constituted 43.9% of the outstanding common stock of S8VC and had a carrying value of $628,327. In May 1986 S8VC was liquidated and its assets consisting of cash, World Services' common stock and common stock of Super 8 Motel Developers, Inc. ("Super 8") were distributed to shareholders. As a result of the liquidation and subsequent transactions, World Services received 796,952 shares or approximately 16% of Super 8's common stock, $16,689 in cash and 125,000 shares of its own common stock. Super 8 Motel Developers Inc. is engaged in the acquisition and operation of budget motels. See "Narrative Description of Business" and "Financial Statements."

     As noted, the future conduct of World Services' business is dependent upon a number of factors, and there can be no assurance that World Services will be able to conduct its operations as contemplated herein. Certain statements contained in this report, such as the possibility that World Services may acquire an operating business or, if any such business is acquired that it can be successfully operated, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to: the possibility that World Services will not be able to complete any such acquisition on economic terms, if at all; and if such an acquisition does occur, the possibility that World Services will not be able to operate the business successfully. Furthermore, if any acquisition does occur, it will likely be accompanied by a change of control, and there can be no assurance that such change of control will be beneficial to World Services or its existing shareholders.

(b) Business of Issuer.

     In the near future, World Services intends to maintain its investments in Super 8. In addition, World Services intends to consider business combinations and financing opportunities, although there can be no assurance that World Services will be able to complete either.

Super 8 Motel Developers, Inc.
------------------------------

     Acquisition. Super 8 Motel Developers, Inc., a South Dakota corporation ("Super 8"), is engaged in the acquisition and development and management of budget motels. Super 8 was formerly 40% owned by Super 8 Venture Capital, Inc. ("S8VC"), a South Dakota corporation formed in April 1984 to invest in, develop and manage motels. In connection with the formation of S8VC, 125,000 shares of World Services' unregistered common stock were issued in September 1984 in exchange for 2,500,000 shares of common stock of S8VC which was subsequently reduced to 2,249,993 shares.

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

     3. Super 8 is to receive one-third of the initial franchise fee, presently $20,000, of each franchise sold by the Super 8 system in the territory; and

     4. A specified percentage of the annual gross room rentals of each operating unit is to be tendered to Super 8 Motels, Inc. as a fee for services rendered and royalties. Super 8 Motels, Inc. will pay 25% of the fee it receives from each motel unit in the territory as a fee for services rendered by Super 8. Those payments are to continue from the date such motel unit in the territory first commences monthly royalty payments for ten years (for motels opened on or before July 11, 1990) and for 15 years (for motels opened after July 11, 1990). Subfranchise fee income to Super 8 under this agreement were $434,833 during the year ended December 31, 1997, and $422,600 (1996).

     Super 8 acquired these franchise rights in July 1984. As of March 1988, Super 8 had interests in nineteen motels operating and four motels under construction; as of December 31, 1997, Super 8 had interests in 28 operating motels (29 as of December 31, 1996). The size of motels vary from 42 to 73 units and are, in most instances, located adjacent to restaurant facilities.

     At December 31, 1997, Super 8 was also a general partner in nine limited partnerships (nine as of December 31, 1996), (which are in addition to the 28 motels owned by Super 8 at December 31, 1997), all of which were formed for the purpose of owning and operating Super 8 Motels.

     In 1997, World Services received dividend income from Super 8 of approximately $239,000 (as compared to $160,000 received in 1996). Management of World Services believes that the market value of its investment in Super 8 equals or exceeds its current cost basis.

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

First Savings & Loan Association of South Dakota, Inc.
------------------------------------------------------

     Acquisition of Interest. In a series of cash purchases totalling approximately $270,021, from February 1981 through March 1983, World Services acquired approximately 22% of the outstanding capital stock of First Savings & Loan Association of South Dakota, Inc. ("First Savings"), a South Dakota corporation, operating primarily in the city of Aberdeen. In May 1985 World Services purchased an additional 4,250 shares of First Savings stock for $2,000. First Savings is engaged in the business of attracting funds in the form of savings deposits from the general public and originating loans secured by residential, commercial and other improved real estate, and operates under the rules of the OTS, the Federal Deposit Insurance Corporation ("FDIC") and the State Banking Commission of South Dakota. All of its accounts are FDIC insured up to a maximum of $100,000 per account. First Savings' common stock has been registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.

     Sale of First Savings Interest. In September 1996, World Services was contacted by the federal Office of Thrift Supervision concerning certain changes in the alleged control of First Savings stock, the ownership of First Savings stock by certain affiliates of World Services, and a threatened action against World Services as a result thereof. OTS notified World Services and some of its directors that they may be in violation of OTS Reg. No. 574.4(b), relating to a requirement of submitting either a change of control notice or rebuttals of concerted action or control. World Services disputed the bases for the OTS' allegations. As a result of the OTS investigation, however, World Services sold its entire interest in First Savings to an unaffiliated buyer in August 1997. The Buyer, Spectrum Bancorporation, Inc., of Omaha, Nebraska purchased 169,989 shares of First Savings Common Stock for $427,000 ($2.51 per share). In August 1997, World Services' shareholders approved the sale of the First Savings stock. The sale was completed in October 1997.

Plan of Operations
------------------

     To date, World Services has not been engaged in any operations other than attempting to organize its affairs, settle its obligations, collect receivables and, more recently, bring World Services up to date with required governmental filings and compliance with other regulatory requirements. In 1997 World Services held a shareholders meeting and completed the sale of its entire interest in First Savings. The current Board of Directors has not yet sought any possible business combination.

     In the future, the Board will seek direction from the shareholders as to an appropriate course for World Services to follow. This course could include any of several alternatives, briefly identified as follows:

1. Dissolution and Liquidation. Pursuant to this alternative, World Services would seek shareholder approval for the liquidation of World Services and the distribution of net assets to shareholders on a pro rata basis.

2. Continuation of World Services as a going concern. Pursuant to this alternative, World Services, through its elected Board of Directors and management, would seek business opportunities and consider various possibilities of reorganization with the intention of allowing World Services to engage in active business operations.

3. Sale or distribution of World Services' minority interest. In connection with either or both of the foregoing alternatives, World Services may consider the sale of its minority interest in Super 8. This may be necessary to avoid the application of the Investment Company Act, as discussed below.

4. Seeking a waiver from the application of the Investment Company Act or registering as an investment company or business development company.

     The Board of Directors has not made any determination as to which, if any of the foregoing alternatives, it may recommend to the shareholders of World Services. Any such recommendation will be in the form of a proxy statement meeting the requirements of Schedule 14A of the Securities Exchange Act of 1934, as amended.

Possible Liquidation
--------------------

     To the extent the Board of Directors recommends liquidation to the shareholders, it will do so in accordance with the applicable requirements of South Dakota corporation law and the requirements of the Securities Exchange Act of 1934. Because World Services has attempted to sell its interest in Super 8 previously, there can be no assurance that World Services will be able to do so in connection with any liquidation plan. Furthermore, there can be no assurance whether World Services would be offered a fair price in connection with any attempt to liquidate its interest in Super 8.

     Consequently, it is possible that World Services may propose to the shareholders that it not attempt to sell World Services' interest in Super 8, but rather that World Services distribute the Super 8 shares to World Services' shareholders in a pro rata distribution. There are significant regulatory hurdles and taxation issues that must be considered in connection with either spin off or a sale which World Services has not yet contemplated. Any such transaction will, however, only be done in accordance with all applicable requirements, including the requirements of the Securities Exchange Act of 1934 and state corporation laws.

Business Combinations.
----------------------

     It is possible that World Services may attempt to implement a business plan to seek, investigate, and, if warranted, to acquire an interest in a business opportunity which management believes may provide a return to World Services and its shareholders. World Services may attempt to do so using its working capital (including the funds made available by the sale of its interest in First Savings) and its unissued common stock instead of cash or debt; any issuance of common stock or other equity interest would dilute the ownership percentage of World Services' existing shareholders.

     World Services has not yet identified a business opportunity for acquisition. It is expected to seek out developing companies to allow World Services to expand into new products or markets, or to develop a new product or service. Established businesses which may be experiencing financial or operating difficulties and would be in need of the additional capital and management expertise World Services could provide also will be investigated. In some instances, a business opportunity may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its securities.

     World  Services  anticipates  that the selection of a business  opportunity will  be a  complex  process  and  will  involve  a  number  of  risks,  because potentially available business opportunities may occur in many different industries and may be in various stages of development. Due in part to depressed economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking either the limited additional capital which World Services will have or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for estate planning needs of principle shareholders, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors.

     In seeking business opportunities, management's decision will be based upon the objective of seeking long-term capital appreciation in real value of World Services' investment. Current income will be only a minor factor in such decisions.

     It is anticipated that World Services will essentially be limited to one business venture in the foreseeable future, due to World Services' limited financing. This lack of diversification will not permit World Services to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase World Services' securities.

     In some cases, management of World Services will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a requirement of state law to do so. There can be no assurance that World Services will be able to complete any such acquisition.

Sale or Distribution of Minority Interests
------------------------------------------

     World Services may attempt to sell all or a portion of World Services' interests in Super 8, in connection with any business combination that may be pursued by World Services. Alternatively, World Services might consider distributing to World Services' shareholders, on a pro rata basis, interests in Super 8. It is likely that any such sale or distribution would require shareholder approval under South Dakota law, as well as possible approval by the South Dakota Attorney General and Division of Securities.

Registration Under or Waiver of Investment Company Act
------------------------------------------------------

     In its proxy statement for the meeting of shareholders held September 29, 1988, World Services stated that if the proposal to sell World Services' assets was approved and the transactions completed, World Services intended to elect treatment as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The transactions anticipated by World Services were the sale of the travel and the real estate operations to certain affiliates (which occurred in March 1989), and the sale of World Services' interest in First Savings (which occurred in August 1997). World Services never made an election to be treated as a BDC because World Services did not have sufficient working capital to complete the steps necessary for such an election.

     World Services currently might be considered an "investment company" as that term is defined in the 1940 Act. An investment company is generally a company that is engaged in the business of investing, holding, reinvesting, or trading of investment securities. Investment securities are defined by the 1940 Act to include all securities except United States government obligations, certain other securities and cash where World Services has less than a 50% interest in the issuer. Under that definition, the Super 8 securities would classify as investment securities.


     Because these securities have such a significant position in World Services' financial statements, it is possible that the Securities and Exchange Commission may take the position that World Services is an investment company and should be registered as such under the 1940 Act. World Services believes, however, that if the 1940 Act is applicable at all, World Services is an inadvertent investment company. This status resulted from the sale by World Services of its operating assets in 1988-1989, the 1997 sale of its interest in First Savings, and World Services' inability to sell its interest in Super 8. World Services does not intend nor does it have authority to engage in the
business  of  investing,   holding,   reinvesting,   or  trading  of  investment
securities.

     World Services intends to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the 1940 Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given World Services' limited resources.

Employees and Consultants
-------------------------

     World Services currently has no employees. Management anticipates that employees and/or consultants will be retained as may be necessary to operate World Services following any business combination. See also "Management."

Item 2. Description of Property
-------------------------------

     World Services is currenty renting a one room office from an unaffiliated party for the sum of $250/month, including all utilities. Management believes that this arrangement will be suitable for its needs for the immediate future, until such time as any business combination has been substantially completed.

     World Services owns no real property or material personal property.


Item 3. Legal Proceedings
-------------------------

     World Services is not a party to any legal proceedings except as follows, and no such proceedings are known to be contemplated.

     World Services is plaintiff in a civil action in the Circuit Court of the Fifth Judicial Circuit of the State of South Dakota (Civ 97-187, entitled "World Services, Inc. vs. Murray Woulfe") against Murray Woulfe, a former president of World Services, on a promissory note. The action seeks recovery of $19,000 plus interest and costs. Mr. Woulfe has denied liability and claims that he owes World Services no obligation under the promissory note. The matter is scheduled for trial in April of 1998 and it will be heard before one of the Circuit Judges of the Fifth Judicial Circuit in and for the County of Brown, State of South Dakota. As to the ultimate result, Plaintiff expects to prevail; however, the defendant would have the right of appeal to the appellate court of the State of South Dakota and, thus, giving it an indefinite date and time when this matter can be satisfactorily concluded. Mr. Woulfe has made no material counterclaims against World Services.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year. World Services did hold a meeting of the shareholders in August 1997, at which meeting the directors of World Services were reelected. The sale of First Savings common stock was approved, and the shareholders approved a 510-for-one reverse stock split followed by a one-for-300 forward stock split.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

(a) Market Information.

     World Services' Common Stock is not eligible for listing on the NASDAQ system, and trading, if any, has been strictly limited to the over-the-counter market. To the knowledge of World Services, there has been no trading in World Services' Common Stock for a significant period of time. The Common Stock has been quoted from time to time in the "Pink Sheets" maintained by the National Quotation Bureau, Inc. Management believes that no established trading market exists for World Services' Common Stock.

(b) Holders.

     (b)(1) The approximate number of record holders of World Services' Common Stock, $.001 par value, as of December 31, 1997 was approximately 1,777. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

(c) Dividends.

     World Services has not paid a dividend with respect to its Common Stock and cannot be expected to pay a dividend on its Common Stock in the foreseeable future.


Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Operations

Years Ended December 31, 1997 and 1996
--------------------------------------

     As stated above, until recently World Services has been essentially inactive since early 1988. Until 1995, World Services' activities consisted of nothing more than maintaining its investments in First Savings and Super 8. World Services' only earnings have been from dividends received from its investments in 1996 and 1997, and a nominal amount of interest earned on deposits.

     Expenditures increased during 1997 as World Services incurred general and administrative expenses in connection with expenses necessary to continue the effectuation of World Services' Plan of Operations and preparation of responses to the OTS as a result of its investigation. See Item 1(b) - Plan of Operations.

     Except for dividends which may be paid to World Services by Super 8 (which cannot be assured), and interest from any funds on deposit, World Services anticipates no other income. World Services anticipates continuing expenditures during the 1998 fiscal year as it continues to comply with its obligations as a reporting company pursuant to the Securities Exchange Act of 1934 and the South Dakota corporations law.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."

     SFAS 130 establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all components of comprehensive income shall be classified based on their nature, and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported.

     SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. SFAS 130 and 131 are not expected to have a material impact on World Services.

Liquidity and Capital Resources

December 31, 1997 and 1996
--------------------------

     At the time World Services ceased active business operations in 1989, it was essentially out of money and has been unable to raise any substantial amounts of money since that time. World Services disposed of its interests in its travel agency, real estate operations and insurance operations in an effort to minimize its general and administrative expenses and to raise cash. World Services received approximately $239,000 in dividends from Super 8 in 1997 and $160,000 in 1996. World Services received dividends of approximately $17,000 in fiscal 1996 and no dividends from First Savings in 1997.

     At December 31, 1997 and 1996, World Services had net working capital of $752,000 and $199,000 respectively, as a result of cash dividends received by World Services from Super 8 and First Savings. Prior to 1994, World Services had significant working capital deficits.

     World Services' most significant asset is its investments in Super 8, which is carried at cost. Management believes that the fair market value of this investment is equal to or in excess of its book value. However, as a result of the extent of World Services' percentage ownership in Super 8 and its inability to significantly influence this entity, the ultimate realization of this investment may be subject to conditions outside the control of World Services. Furthermore World Services received dividends of approximately $239,000 from Super 8 in 1997 and $160,000 in 1996, which have provided World Services with a means of bringing its obligations current and to formulate and effectuate its plan of operations. In 1997, World Services also received proceeds of approximately $427,000 from the sale of its investment in First Savings to an unaffiliated third party. As described above, in 1996 and previous years, World Services had received dividends from its investment in First Savings which also added to its working capital. World Services will receive no additional dividends from First Savings since World Services sold its entire interest in First Savings in October 1997.

     During the years ended December 31, 1997 and December 31, 1996, World Services had limited cash flows from investing and financing activities.

Item 7. Financial Statements
----------------------------

     World Services' audited financial statements, described as follows, are appended to the signature page of this report.

World Services, Inc.
--------------------

          Independent Auditor's Report.....................................F-2

          Balance Sheet - December 31, 1997................................F-3

          Statements of Operations - For the Years
          Ended December 31, 1997 and 1996.................................F-4

          Statement of Changes in Stockholder's Equity -
          For the Period from January 1, 1996 through December 31, 1997....F-5

          Statements of Cash Flow - For the Years
          Ended December 31, 1997 and 1996.................................F-6

          Notes to Financial Statements....................................F-7

Super 8 Motel Developers, Inc.
------------------------------


          INDEPENDENT AUDITORS' REPORT

          FINANCIAL STATEMENTS:

          Consolidated Balance Sheets

          Consolidated Statements of Operations for the Years Ended December 31, 1997 and 1996

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997 and 1996

          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

          SUPPLEMENTARY INFORMATION:

          Independent Auditor's Report on the
          Supplementary Information
          Schedules of Consolidated Operating Expenses
          Corporate Organizational Data


Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

     Since inception, World Services has not filed a Form 8-K reporting a change
of  accountants,   nor  has  there  been  any  material  disagreement  with  its accountants on any matter regarding accounting or financial disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act
        --------------------------------------

(a) Identification of Directors and Executive Officers.

     The officers and directors of World Services are listed below. The directors of World Services are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of World Services are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The current officers and directors of World Services are:

Name                             Age              Position
----                             ---              --------

Ronne Tarrell                    56               President, Director
Delores Bower                    54               Vice President, Director
David Jorgenson                  62               Director
Delbert Harty                    58               Director
Terry Heinz                      40               Secretary, Treasurer, Director

     A brief summary of the business experience of each person who is currently an officer or director of World Services, and such person's service with World Services is as follows:

     Ronne Tarrell has been president since 1993 and a director of World Services since 1990. He is a licensed realtor in the State of South Dakota and has owned and operated Tarrell Realty in Aberdeen, South Dakota, for more than the past five years. Mr. Tarrell is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

     Delores Bower has been Vice President and a Director of World Services since 1990. She has been financial director of Midwest Paint, a privately held company in Aberdeen, South Dakota, for more than the past five years. Mrs. Bower is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

     David Jorgenson was Secretary and Treasurer from 1993 until 1998, and a director of World Services since 1990. Mr. Jorgenson is manager of a small business in Aberdeen, South Dakota. For the five prior years, Mr. Jorgenson was a state video lottery inspector for the State of South Dakota Lottery
Commission. In addition, Mr. Jorgenson manages his own investments. Mr. Jorgenson is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

     Delbert Harty has been a director of World Services since 1993. He has been retired for more than the last five years, and currently manages his personal investments. Prior to retirement he was employed as a machinist. Mr. Harty is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

     Terry Heinz has been a director of World Services since 1993 and Secretary-Treasurer from 1998. Since October 1993, Mr. Heinz has been an account executive at Tel Serv, Inc., a direct marketing firm in Aberdeen, South Dakota. From April 1984 until October 1993 he was a sales representative for Dial-Net, a marketing firm in Sioux Falls, South Dakota. Mr. Heinz is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

(b) Significant Employees.

     World Services has no salaried employees at the present time. As described below, World Services does pay compensation is paid to its president as an independent contractor.

(c) Family Relationships.

     There are no family relationships among any of World Services' officers and/or directors.

(d) Involvement in Certain Legal Proceedings.

     During the past five years, no current director, executive officer, promoter or control person of World Services has:

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

Item 10. Executive Compensation
-------------------------------

(a)(1) & (2) Cash Compensation.

     The following table sets forth information regarding compensation paid to the chief executive officer of World Services for the three years ended December 31, 1997. No other person who is currently an executive officer of World Services earned salary and bonus compensation exceeding $100,000 during any of those years.


                            Annual Compensation ($$)        Long Term Compensation
                          ----------------------------    --------------------------
                                                               Awards           Payouts
                                                          ---------------       -------
       (a)            (b)   (c)        (d)        (e)     (f)         (g)        (h)        (i)
                                                          Restricted
     Name and                                             Stock       Options   LTIP        Other
     Position         Year  Salary     Bonus      Other   Awards      & SARs    Payouts     Compensation
     --------         ----  ------     -----      -----   ------      ------    -------     ------------
                             ($$)      ($$)       ($$)     ($$)       (##)       ($$)       ($$)

Ronne Tarrell         1997  22,000     -0-        -0-     -0-         -0-        -0-        -0-
President and         1996  -0-        -0-        -0-     -0-         -0-        -0-        -0-
Chief Executive       1995  -0-        -0-        -0-     -0-         -0-        -0-        -0-
Officer


                                       17

(b)(1)  Compensation Under Plans.

     World  Services  has  no  stock  option  plan,   stock  bonus  plan,  other
compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers, or directors.

(c) Other Compensation.

     No other compensation was paid or distributed to any officer or director of World Services for services rendered to World Services during the 1997 fiscal year.

(d) Compensation of Directors.

     In 1996 and 1997, World Services paid its directors $150 per directors' meeting attended for their services. In addition, officers and directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of World Services.

     World Services has no other arrangements pursuant to which any director of World Services was compensated during the 1997 fiscal year for services as a director.

(e) Termination of Employment and Change in Control.

     World Services has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with World Services. World Services has no plan or arrangement with respect to any such persons which will result from a change in control of World Services or a change in the individual's responsibilities following a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of December 31, 1997, as to the beneficial ownership of shares of World Services' only outstanding class of securities, its Common Stock, by each person who, to the knowledge of World Services at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of World Services' Common Stock.

     Name and Address                Amount of
      of Beneficial                 Beneficial                Percent of
          Owner                       Owner                     Class
     ----------------               ----------                ----------

     Murray Woulfe               223,450 shares(1)               8.2%
     HCR 70 Box 2206
     Lake George, MN 56458

----------

(1) Ownership is direct. 155,883 of these shares are held in escrow pursuant to an agreement with the Director of Securities of South Dakota until, if even, World Services achieves net earnings per share of $0.10 for any three year period, two of which must be consecutive. As described above in Item 3
     - Legal proceedings, Mr. Woulfe is a Defendant in litigation brought by World Services.

(b) Security Ownership of Management.

     The following table sets forth information as of December 31, 1997, as to the beneficial ownership of shares of World Services' only outstanding class of securities, its Common Stock, by each person who is a director and/or executive officer of World Services, and by all officers and directors of World Services as a group.

     Name and Address                  Amount of
      of Beneficial                   Beneficial                  Percent of
          Owner                      Ownership (2)                  Class
     ----------------                -------------                  -----

     Ronne Tarrell (1)(3)             3,922 shares                      *

     Delores Bower (1)(4)            96,180 shares                   3.5%

     David Jorgenson (1)              1,706 shares                      *

     Delbert Harty (1)(3)             8,726 shares                      *

     Terry Heinz (1)                    471 shares                      *

     Officers and                   111,005 shares                   4.0%
     directors as a
     group (five
     persons)

----------

     *    Less than one percent.

     (1)  Ownership is direct.

     (2) There are no warrants outstanding by which any officer, director, or other person has the right to purchase shares of World Services' Common Stock.

     (3) These shares are held in escrow pursuant to an agreement with the Director of Securities of South Dakota until, if even, World Services achieves net earnings per share of $0.10 for any three year period, two of which must be consecutive.

     (4) 8,827 of these shares are held in escrow pursuant to an agreement with the Director of Securities of South Dakota until, if even, World Services achieves net earnings per share of $0.10 for any three year period, two of which must be consecutive.

(c) Changes in Control.

     There was a change in control of World Services in 1990, by which the current members of the Board of Directors were appointed and the former members resigned. There has been no change of control since that time.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

(a)(b)(c) Transactions with Management and Others.

     All funds held by World Services are deposited with First Savings & Loan Association of South Dakota, Inc., except for those funds related to a certificate of deposit at FVM Bank for $100,000 and a discounted U.S. Treasury
Note in the amount of $399,000 at A.G. Edwards. The current balance on deposit with First Savings is greater than $100,000. Any funds over $100,000 will not receive the benefit of FDIC insurance.

(d) Transactions with Promoters.

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     (a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number         Description
------         -----------

   3.1         Articles of Incorporation, as amended(1)

   3.2         Bylaws(1)

  10.1         Agreements relating to sale of assets:

  10.2 Purchase Agreement dated March 31, 1989 between World Services, Inc. and Rezatto II, Inc.(1)

  10.3         Addendum   Agreement   dated  December  29,  1989  between  World
               Services, Inc. and Rezatto II, Inc.(1)

  10.4 Agreement dated August 18, 1997 for the Purchase and Sale of 169,989 shares of Common Stock of First Savings between Spectrum Bancorporation, Inc., and World Services, Inc.

  22.1         Subsidiaries of World Services:

               (a) Super 8 Motel Developers, Inc., a South Dakota corporation

(b) During the last quarter of the period covered by this report World Services filed no reports on Form 8-K.

------------

(1) Incorporated by reference from the same numbered exhibit filed with World Services' Report on Form 10-KSB for the fiscal years ended December 13, 1988, 1990, 1991, 1992, 1993 and 1994.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 25, 1998
                                       WORLD SERVICES, INC.


                                      By /s/  RONNE TARRELL
                                        ---------------------------------------
                                        Ronne Tarrell, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                         /S/  RONNE TARRELL
March 25, 1998                           ---------------------------------------
                                         Ronne Tarrell, President, Principal
                                         Executive Officer, and Director


                                         /S/  DAVID JORGENSON
March 25, 1998                           ---------------------------------------
                                         David Jorgenson, Secretary, Treasurer,
                                         Principal Accounting Officer, Principal
                                         Financial Officer, and Director


                                         /S/  DELORES BOWER
March 25, 1998                           ---------------------------------------
                                         Delores Bower, Director


                                         /S/  DELBERT HARTY
March 25, 1998                           ---------------------------------------
                                         Delbert Harty, Director


                                         /S/  TERRY HEINZ
March 25, 1998                           ---------------------------------------
                                         Terry Heinz, Director

                              World Services, Inc.

                              Financial Statements
                           December 31, 1997 and 1996

                          INDEX TO FINANCIAL STATEMENTS



                                                                      PAGE
                                                                      ----

Independent Auditor's Report...........................................F-2

Balance Sheet - December 31, 1997......................................F-3

Statements of Operations - For the Years Ended
 December 31, 1997 and 1996............................................F-4

Statement of Changes in Stockholders' Equity -
 For the Period from January 1, 1996 through December 31, 1997.........F-5

Statements of Cash Flows - For the Years Ended
 December 31, 1997 and 1996............................................F-6

Notes to Financial Statements..........................................F-7

                          INDEPENDENT AUDITOR'S REPORT





The Stockholders and Board of Directors
World Services, Inc.
Aberdeen, South Dakota



We have audited the accompanying balance sheet of World Services, Inc., as of December 31, 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of First Savings and Loan Association, Inc (FSL), the investment in which, as discussed in Note 2 to the financial statements, was sold during 1997 and was accounted for by the equity method of accounting. The Company's equity in its net income was $45,000 for each of the years ended December 31, 1997 and 1996, respectively. The Company received dividends of $-0- and $17,000 from FSL in 1997 and 1996. The financial statements of FSL were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FSL is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of World Services, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
February 24, 1998

                              WORLD SERVICES, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1997



                                     ASSETS
                                     ------



CURRENT ASSETS:

   Cash and cash equivalents                                        $    66,000
   Certificates of deposit                                              340,000
   United States Treasury Note                                          399,000
   Other                                                                 20,000
                                                                    -----------
         Total current assets                                           825,000

INVESTMENTS AND OTHER ASSETS:
   Investment in Super 8 Motel Developers                               568,000
   Other                                                                  4,000
                                                                    -----------
TOTAL ASSETS                                                        $ 1,397,000
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES -
   Payable to redeemed stockholders                                 $    73,000

STOCKHOLDERS' EQUITY:
   Common stock, par value $.001 per share;
      50,000,000 shares authorized,
      2,640,000 shares issued                                             3,000
   Additional paid-in capital                                         6,364,000
   Accumulated deficit                                               (5,043,000)
                                                                    -----------
         Total stockholders' equity                                   1,324,000
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,397,000
                                                                    ===========



              See accompanying notes to these financial statements.

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS


                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
REVENUES:
   Interest income                                       $   43,000   $   15,000
   Dividend income                                          239,000      160,000
                                                         ----------   ----------
                                                            282,000      175,000
                                                         ----------   ----------
EXPENSES:
   Legal and accounting                                      55,000       34,000
   Other general and administrative expenses                 57,000       22,000
                                                         ----------   ----------
                                                            112,000       56,000
                                                         ----------   ----------
INCOME BEFORE EQUITY IN EARNINGS
   OF AFFILIATED COMPANIES                                  170,000      119,000

INCOME ATTRIBUTED TO AFFILIATED COMPANY (NOTE 2):
   Equity in earnings of affiliated company                  45,000       45,000
   Gain on sale of investment                                47,000         --
                                                         ----------   ----------
                                                             92,000       45,000
                                                         ----------   ----------
NET INCOME                                               $  262,000   $  164,000
                                                         ==========   ==========
INCOME PER SHARE OF COMMON STOCK
   (BASIC AND DILUTED)                                   $      .09   $      .05
                                                         ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             2,922,000    3,078,000
                                                         ==========   ==========








              See accompanying notes to these financial statements.



                                     WORLD SERVICES, INC. AND SUBSIDIARIES

                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FROM JANUARY 1, 1996 THROUGH DECEMBER 31, 1997



                                     COMMON STOCK          Additional
                              --------------------------     Paid-in       Treasury      Accumulated
                                 Shares         Amount       Capital         Stock         Deficit         Total
                              -----------    -----------   -----------    -----------    -----------    -----------

BALANCE, January 1, 1996        3,152,000    $     3,000   $ 6,547,000    $    (3,000)   $(5,469,000)   $ 1,078,000

   Net income                        --             --            --             --          164,000        164,000
                              -----------    -----------   -----------    -----------    -----------    -----------

BALANCE, December 31, 1996      3,152,000          3,000     6,547,000         (3,000)    (5,305,000)     1,242,000

   Common stock redeemed         (436,000)          --        (180,000)          --             --         (180,000)
   Treasury stock retired         (76,000)          --          (3,000)         3,000           --             --
   Net income                        --             --            --             --          262,000        262,000
                              -----------    -----------   -----------    -----------    -----------    -----------

 BALANCE, December 31, 1997     2,640,000    $     3,000   $ 6,364,000    $      --      $(5,043,000)   $ 1,324,000
                              ===========    ===========   ===========    ===========    ===========    ===========









                              See accompanying notes to these financial statements.



                      WORLD SERVICES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS



                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $ 262,000    $ 164,000
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Gain on sale of investment                        (47,000)        --
         Equity in earnings of affiliate                   (45,000)     (45,000)
         Increase in other assets                           (3,000)     (17,000)
         (Decrease) increase in accounts payable
            and accrued expenses                              --        (10,000)
                                                         ---------    ---------
      Net cash provided by operating activities            167,000       92,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash from sale of First Savings & Loan investment       427,000         --
   Purchase of United States Treasury Note                (399,000)        --
   Dividends from First Savings and Loan                      --         17,000
   Purchase of certificate of deposit                      (50,000)     (90,000)
                                                         ---------    ---------
      Net cash used in investing activities                (22,000)     (73,000)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITY -
   Redemption of common stock                             (107,000)        --
                                                         ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                       38,000       19,000

CASH AND CASH EQUIVALENTS, at beginning of period           28,000        9,000
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, at end of period              $  66,000    $  28,000
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
   Cash payments for:
      Income taxes                                       $    --      $    --
                                                         =========    =========

      Interest                                           $    --      $    --
                                                         =========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Unpaid portion of common stock redeemed            $  73,000    $    --
                                                         =========    =========

      Treasury stock retired                             $   3,000    $    --
                                                         =========    =========




              See accompanying notes to these financial statements.

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     --------------------------------------------------------------------

     Nature of Operations - World Services, Inc. (the Company) was incorporated in December 1979 as Midwest Management & Marketing Corporation and was renamed World Services, Inc. in July 1983. The Company was formed to invest in and manage companies primarily involved in the insurance, real estate, and financial institution industries, along with other service industries. The Company divested itself of all operating subsidiaries by 1989 and currently holds one investment.

     The Company's investment in First Savings & Loan Association, Inc. (FSL) (see Note 2) was stated at the Company's equity in net assets, which was increased or decreased for dividends paid to the Company and for the Company's share of equity in undistributed earnings of the investee based upon its respective fiscal year-end of September 30. During 1997, the Company sold its investment in FSL. The Company's investment in Super 8 Motel Developers, Inc. (S8MD) is carried at cost.

     Earnings Per Share - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings Per Share." Statement 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company had no potentially dilutive securities during 1997 or 1996 and as such, basic and dilutive earnings per share are the same for each year. The adoption of Statement 128 had no effect on EPS for 1997 or 1996.

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

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



     Impairment of Long-Lived Assets - Effective January 1, 1996, the Company adopted Financial Accounting Standards No. 121 (FAS 121). In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the financial statements.

     Impact of Recently Issued Accounting Pronouncements - Statement of Financial Accounting Standards 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards 131 Disclosures About Segments of an Enterprise and Related Information were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. Statement 131 supersedes Statement of Financial Accounting Standards 14 Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Statements 130 and 131 are not expected to have a material impact on the Company.


2.   INVESTMENTS IN COMPANIES:
     -------------------------

     Prior to the sale of the Company's investment in FSL during 1997, the Company owned approximately 22% of FSL (formerly Midwest Savings and Loan). The investment was accounted for under the equity method of accounting. The Company received $-0- and $17,000 in dividends during 1997 and 1996. The Company sold its investment in FSL for $427,000 and recognized a gain on sale of $47,000.

     The Company also owns approximately 16% of the outstanding common stock of S8MD. The investment is accounted for under the cost method, which management believes approximates its market value. S8MD is a privately held company, for which the Company does not exercise significant influence. The Company recorded approximately $239,000 and $160,000 in dividend income from S8MD during 1997 and 1996, respectively.

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



     The financial statements of FSL and S8MD were audited by other auditors. Summarized statements of financial information for FSL and S8MD are as follows:


                    SUMMARIZED FINANCIAL INFORMATION FOR FSL
                    ----------------------------------------
                               (Amounts in 000's)


                                            FOR THE YEARS ENDED
                                               SEPTEMBER 30,
                                            ------------------
                                              1997      1996
                                            --------  --------


                 Total assets               $   *      $14,328
                                            ========   =======

                 Total liabilities          $   *      $12,677
                                            ========   =======

                 Stockholders' equity       $   *      $ 1,651
                                            ========   =======

                 Net income                 $    205   $   206
                                            ========   =======

----------

     * These amounts are not considered relevant since the Company had sold its investment in FSL by December 31, 1997.


                    SUMMARIZED FINANCIAL INFORMATION FOR S8MD
                    -----------------------------------------
                               (Amounts in 000's)


                                                FOR THE YEARS ENDED
                                                     DECEMBER 31
                                               -----------------------
                                                 1997           1996
                                               --------       --------

            Total assets                       $ 30,269       $ 30,608
                                               ========       ========

            Total liabilities                  $ 26,161       $ 26,241
                                               ========       ========

            Total stockholders' equity         $  4,108       $  4,367
                                               ========       ========

            Revenues                           $ 15,625       $ 15,511
                                               ========       ========

            Expenses                           $ 14,419       $ 14,596
                                               ========       ========

            Net income                         $  1,206       $    915
                                               ========       ========

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



3.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

     The estimated fair values for financial instruments under Financial Accounting Standards No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of the Company's certificates of deposit and United States Treasury Note, approximate their carrying value because of the short maturity of these instruments. The fair value of the Company's investment in S8MD is determined on the basis of comparisons with similar companies whose shares are publicly traded. After taking into effect a lack of marketability of the S8MD shares and the Company's lack of control over S8MD, management believes that the fair value of the S8MD shares approximates its carrying value.


4.   CONCENTRATION OF CREDIT RISK:
     -----------------------------

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security.


5.   INCOME TAXES:
     -------------

     The Company's actual effective income tax rate differs from the U.S. Federal corporate income tax rate of 34% as follows:


                                                   December 31,
                                                   ------------
                                                   1997    1996
                                                   ----    ----

                Statutory Rate                      34%     34%
                Dividend treatment for tax         (21)    (23)
                Reduction in valuation allowance   (13)    (11)
                                                   ---     ---
                Effective tax rate                 -0-%    -0-%
                                                   ===     ===

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



     Long-term deferred tax assets (liabilities) are comprised of the following:


                                                      December 31,
                                               --------------------------
                                                  1997            1996
                                               -----------    -----------
      Net operating loss carryforward and
         investment tax credit carryforwards   $ 1,154,000    $ 1,227,000
      FSL basis difference                            --          (31,000)
                                               -----------    -----------
                                                 1,154,000      1,196,000

      Less valuation allowance                  (1,154,000)    (1,196,000)
                                               -----------    -----------

                                               $      --      $      --
                                               ===========    ===========



     As of December 31, 1997, the Company has net operating loss carryforwards for income tax purposes of $3,300,000 which expire in the years 1998 to 2011. The net operating loss carryforwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations. In addition, there are investment tax credit carryforwards of $28,000. The change in the deferred tax valuation allowance from 1995 to 1996 was a decrease of $42,000.


6.   STOCKHOLDERS' EQUITY:
     ---------------------

     In May 1980, the 32 promoters of the Company entered into an escrow agreement restricting the sale of their shares (total of 429,424 shares) until the Company generates earnings per share of $.10 (based on approximately 1.1 million outstanding shares) for three years, two of which must be consecutive. An additional 147,000 shares issued to an officer and director, are also restricted under the escrow agreement. The Division of Securities in 1986 released 66,962 shares that were issued to a founder and were sold on a bankruptcy auction. The remaining 421,286 shares are to be held in escrow until the above conditions are met.

     During 1997, the Company declared a 1 for 510 reverse stock split and a 300 for 1 forward stock split. Accordingly, all common stock reflected in the financial statements and accompanying notes reflect the effect of the split and reverse split. As a result of the reverse stock split, the Company redeemed and retired approximately 436,000 shares of past split common stock at approximately $.43 per share.

     During 1997, the Company retired approximately 76,000 shares of treasury stock.

                        SUPER 8 MOTEL DEVELOPERS, INC.
                                AND SUBSIDIARIES
                             ABERDEEN, SOUTH DAKOTA

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
                       (With Independent Auditor's Report)

                                 C O N T E N T S


                                                                        Page

INDEPENDENT AUDITOR'S REPORT......................................        1

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets.....................................        2

  Consolidated Statements of Operations...........................        4

  Consolidated Statements of Stockholders' Equity.................        5

  Consolidated Statements of Cash Flows...........................        6

  Notes to Consolidated Financial Statements......................        8

==========================================
Eide Helmeke PLLP
Certified Public Accountants & Consultants




                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors
Super 8 Motel Developers, Inc.
Aberdeen, South Dakota

We have audited the accompanying consolidated historical cost balance sheets of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated historical cost financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also compiled the supplemental current value balance sheet of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1997 and 1996 in accordance with standards established by the American Institute of Certified Public Accountants.

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


/s/  Eide Helmeke PLLP


March 3, 1998
Aberdeen, South Dakota

                                                                                        2

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


DECEMBER 31, 1997 AND 1996
==========================================================================================


ASSETS

                                                1997                       1996
                                     -------------------------  --------------------------
                                     Supplemental               Supplemental
                                       Current                     Current
                                        Value       Historical      Value       Historical
                                      (Note 18)       Cost        (Note 18)       Cost
------------------------------------------------------------------------------------------
                                      (Compiled)                  (Compiled)

CASH AND CASH
  EQUIVALENTS                        $ 1,774,655   $ 1,774,655   $ 1,205,451   $ 1,205,451
------------------------------------------------------------------------------------------

RECEIVABLES:
  Trade                                  291,367       291,367       274,098       274,098
  Note                                   130,260       130,260       155,492       155,492
  Other                                   20,517        20,517        12,945        12,945
------------------------------------------------------------------------------------------

     Total receivables                   442,144       442,144       442,535       442,535
------------------------------------------------------------------------------------------

PREPAID EXPENSES                         201,648       201,648       233,660       233,660
------------------------------------------------------------------------------------------

INVESTMENT IN LIMITED
  PARTNERSHIPS                           469,523       469,523       763,041       763,041
------------------------------------------------------------------------------------------

MOTEL PROPERTIES AND
  EQUIPMENT, NET                      45,239,000    25,212,737    46,710,000    25,601,748
------------------------------------------------------------------------------------------

OTHER ASSETS:
  Unamortized sub-franchise rights     1,491,000          --       1,516,000          --
  Unamortized financing costs               --       1,381,353          --       1,419,386
  Unamortized franchise fees                --         168,803          --         178,101
  Deferred income taxes                     --            --           8,000         8,000
  Restricted cash                        608,995       608,995       737,223       737,223
  Other                                    9,150         9,150        18,800        18,800
------------------------------------------------------------------------------------------

     Total other assets                2,109,145     2,168,301     2,280,023     2,361,510
------------------------------------------------------------------------------------------

     Total assets                    $50,236,115   $30,269,008   $51,634,710   $30,607,945
==========================================================================================



See Notes to Consolidated Financial Statements.

                                                                                        3

=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

                                               1997                        1996
                                    -------------------------   -------------------------
                                    Supplemental                Supplemental
                                      Current                     Current
                                       Value       Historical      Value       Historical
                                     (Note 18)        Cost       (Note 18)        Cost
------------------------------------------------------------------------------------------
                                     (Compiled)                  (Compiled)
LIABILITIES:
  Accounts payable and
   accrued expenses, other
   than income taxes                 $   628,285   $   628,285   $   718,467   $   718,467
  Notes payable                       25,491,613    25,491,613    25,522,950    25,522,950
  Deferred income taxes                   41,000        41,000          --            --
  Income taxes and sales
    commissions on realization
    of estimated values                7,713,900          --       8,103,800          --
------------------------------------------------------------------------------------------

        Total liabilities             33,874,798    26,160,898    34,345,217    26,241,417
------------------------------------------------------------------------------------------


COMMITMENTS AND
  CONTINGENCIES                             --            --            --            --
------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock: authorized
    500,000,000 shares, $.10 par
    value; issued and outstanding,
    4,882,508 shares                     488,251       488,251       488,251       488,251
  Additional paid-in capital           2,279,628     2,279,628     2,279,628     2,279,628
  Retained earnings                    1,340,231     1,340,231     1,598,649     1,598,649
  Unrealized appreciation             12,253,207          --      12,922,965          --
------------------------------------------------------------------------------------------

     Total stockholders' equity       16,361,317     4,108,110    17,289,493     4,366,528
------------------------------------------------------------------------------------------


     Total liabilities and
       stockholders' equity          $50,236,115   $30,269,008   $51,634,710   $30,607,945
==========================================================================================




SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
================================================================================


                                                        1997            1996
--------------------------------------------------------------------------------

OPERATIONS

REVENUES:
  Motel revenues                                    $ 14,428,933   $ 14,372,606
  Motel management fees                                  325,933        339,957
  Accounting fees                                         82,080         85,800
  Sub-franchise fees                                     434,833        422,600
  Equity in net income of limited partnerships            59,260         77,569
  Interest income                                        221,409        219,632
  Other income                                            54,295         27,508
  Net gain (loss) on disposal of assets                   18,339        (34,240)
--------------------------------------------------------------------------------

     Total revenues                                   15,625,082     15,511,432
--------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Operating expenses:
    Motel operating and management expenses            9,657,784      9,258,170
    Administration expenses                              390,807        374,680
    Special charge                                          --          250,000
--------------------------------------------------------------------------------
                                                      10,048,591      9,882,850
  Interest                                             2,235,203      2,325,410
--------------------------------------------------------------------------------

     Total costs and expenses                         12,283,794     12,208,260
--------------------------------------------------------------------------------

    Income before depreciation and amortization        3,341,288      3,303,172

  Depreciation and amortization                        1,329,954      1,491,903
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                               2,011,334      1,811,269

PROVISION FOR INCOME TAXES                               805,000        725,000
--------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                       1,206,334      1,086,269

EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt net of
    related income taxes of $115,000                        --          171,295
--------------------------------------------------------------------------------

NET INCOME                                          $  1,206,334   $    914,974
================================================================================



See Notes to Consolidated Financial Statements.

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
================================================================================


                                                      Additional
                                        Common         Paid-in        Retained
                                         Stock         Capital        Earnings
--------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1996              $   488,251    $ 2,279,628    $ 1,660,177

CASH DIVIDENDS                               --             --         (976,502)

NET INCOME                                   --             --          914,974
--------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                488,251      2,279,628      1,598,649

CASH DIVIDENDS                               --             --       (1,464,752)

NET INCOME                                   --             --        1,206,334
--------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997            $   488,251    $ 2,279,628    $ 1,340,231
================================================================================



See Notes to Consolidated Financial Statements.

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
================================================================================


                                                       1997            1996
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  1,206,334    $    914,974
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                      1,213,440       1,383,438
    Amortization                                        116,514         108,465
    Special charge                                         --           250,000
    Noncash portion of loss on extinguishment
     of debt                                               --           286,295
    Net (gain) loss on disposal of property
     and other assets                                   (18,339)         34,240
    Allocation of net income of limited
     partnerships                                       (59,260)        (77,569)
    Deferred income taxes                                49,000        (149,000)
    Changes in assets and liabilities:
      Accounts and notes receivable                         391          25,910
      Net repayments from limited partnerships          317,435         249,688
      Prepaid expenses                                   32,012          (7,090)
      Other assets                                      126,878        (723,641)
      Accounts payable and accrued expenses             (90,182)        (31,987)
--------------------------------------------------------------------------------

     Net cash provided by operating activities        2,894,223       2,263,723
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from limited partnerships                35,343          16,150
  Payments for motel properties and equipment        (1,535,709)       (624,202)
  Proceeds from sale of property and equipment          735,743          18,172
--------------------------------------------------------------------------------

     Net cash used in investing activities             (764,623)       (589,880)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on operating line                             --          (750,000)
  Proceeds from notes payable                           520,317      24,517,725
  Financing costs                                       (64,307)       (882,892)
  Principal payments on notes payable                  (551,654)    (22,535,154)
  Cash dividends paid                                (1,464,752)       (976,502)
--------------------------------------------------------------------------------

     Net cash used in financing activities           (1,560,396)       (626,823)
--------------------------------------------------------------------------------







(continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS - page 2
================================================================================


                                                         1997           1996
--------------------------------------------------------------------------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                   569,204      1,047,020

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                              1,205,451        158,431
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $1,774,655     $1,205,451
================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid for interest                            $2,237,529     $2,244,286
================================================================================

    Cash paid for income taxes                        $  726,535     $  723,427
================================================================================




See Notes to Consolidated Financial Statements.

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


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




(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 2
--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
---------------------------------------------------------------

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


NOTE 3 - CASH AND CASH EQUIVALENTS
----------------------------------

At December 31, 1997 and 1996, the carrying amount of the Company's total cash and cash equivalents was $1,774,655 and $1,205,451, respectively. In addition, the Company considers as cash equivalents its share of deposits held in a combined cash account with related parties. Accordingly, the Company's cash equivalents may be affected by negative cash balances of related parties included in the combined account (see Note 17).

The Company maintains its temporary cash with high credit quality financial institutions and limits the amount of credit exposure through the use of bank repurchase agreements which are collateralized by United States treasury securities. At times, cash on deposit may exceed the federally insured limit.


NOTE 4 - NOTES RECEIVABLE
-------------------------

At December 31,1997, the Company held a contract receivable from the purchasers of its Dumfries, Virginia motel property. The note bears interest at 10%, is secured by a second deed of trust and is due December 2001.

Minimum principal payments to be received for the remaining term of the note are as follows:

                         1998              $  27,900
                         1999                 30,800
                         2000                 34,000
                         2001                 37,560

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 3
--------------------------------------------------------------------------------


NOTE 5 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At December 31, 1997, the Company was a general partner in nine limited partnerships, all of which were formed for the purpose of owning and operating Super 8 Motels. The Company's investment is increased for its share of earnings and any advances to the partnerships which are made for the purpose of supplementing operations and, in one instance, to guarantee cash distributions to its limited partners. Any advances to the partnerships are unsecured, due on demand, and bear interest at variable rates, currently 3.0% to 8.5%. The Company's investment is decreased by its share of partnership losses and cash distributions received. The investment is also increased by syndication costs incurred and decreased by unrecognized gains on the sale of the property. At December 31, 1997 and 1996, syndication costs incurred totaled $179,521 and unrecognized gains on the sale of property totaled $744,253. The following is a schedule of the Company's investments in limited partnerships at December 31, 1997 and 1996:

           Location                               1997                  1996
           --------                               ----                  ----

      Aberdeen, Maryland                       $ (40,822)            $ (40,604)
      Bristol, Virginia                          (62,244)              (56,300)
      Culpeper, Virginia                          12,850                23,292
      Farmville, Virginia                         28,217                74,259
      Fredericksburg/
       Waynesboro, Virginia                      (10,832)              (11,198)
      Havre de Grace, Maryland                   282,004               339,597
      Richmond Airport/
       Harrisonburg, Virginia                    (11,287)              (10,698)
      Richmond Broad St., Virginia/
       Martinsburg, West Virginia                149,634               120,109
      Richmond Midlothian, Virginia              122,003               323,980
      Waldorf, Maryland                            -                       604
                                                --------               -------

                                               $ 469,523             $ 763,041
                                                 =======               =======

The condensed combined financial information on the above investments is as follows:

                                               December 31,         December 31,
                                                   1997                1996
                                               ------------        -------------

    Assets                                     $ 15,050,286        $ 15,375,389
                                                 ==========          ==========

    Liabilities                                $ 12,242,642        $ 12,428,478
    Partners' equity                              2,807,644           2,946,911
                                                 ----------          ----------

                                               $ 15,050,286        $ 15,375,389
                                                 ==========          ==========
    Net income before depreciation
      and amortization                         $  1,235,910        $  1,512,761
                                                 ==========          ==========

    Net income                                 $    524,064        $    735,439
                                                 ==========          ==========

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 4
--------------------------------------------------------------------------------


NOTE 6 - MOTEL PROPERTIES AND EQUIPMENT
---------------------------------------

The Company's property and equipment consisted primarily of 28 and 29 operating motels as of December 31, 1997 and 1996, respectively, and one motel under construction at December 31, 1997.

                                                   1997                1996
                                                   ----                ----

   Land                                        $  6,804,514        $  6,425,967
   Motel buildings and improvements              23,352,708          24,025,861
   Furniture, fixtures and equipment              6,424,241           6,471,025
                                                 ----------          ----------
                                                 36,581,463          36,922,853
   Less accumulated depreciation                 11,941,181          11,321,105
                                                 ----------          ----------
                                                 24,640,282          25,601,748
   Construction in progress                         572,455               -
                                                 ----------          ----------

                                               $ 25,212,737        $ 25,601,748
                                                 ==========          ==========


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

Sub-franchise fee income under this agreement totaled $434,833 and $422,600 during the years ended December 31, 1997 and 1996.



(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 5
--------------------------------------------------------------------------------


NOTE 8 - NOTES PAYABLE
----------------------

The Company's long-term debt consists of mortgage notes collateralized by real estate, furniture, fixtures and equipment. The notes which have fixed and variable rates ranging from 8.5% to 10.5% are generally payable in monthly installments and due at varying dates through 2016. The weighted average interest rate of the notes was 8.76% and 8.73% as of December 31, 1997 and 1996, respectively.

Approximate principal maturities during the next five years are as follows:

                       1998                $   616,000
                       1999                    685,400
                       2000                    749,300
                       2001                  1,265,200
                       2002                    863,100

At December 31, 1997, the Company had one motel under construction. The Company had a construction and permanent financing commitment of $1,680,000 of which only $520,317 had been drawn against the construction loan as of December 31, 1997. Interest expense capitalized totaled $12,046.


NOTE 9 - SPECIAL CHARGE
-----------------------

The Company had entered into a contract to sell its Portsmouth, Virginia, motel property during 1996. The transaction, which closed February 26, 1997, resulted in a loss of approximately $250,000 which was charged to 1996 operations.


NOTE 10 - LAND LEASE
--------------------

In July 1987, the Company entered into an agreement to lease a parcel of land on which it has developed a motel. The initial term of the lease is 60 years and called for initial rental of $35,200 per year. The lease payments increase by 10% at the end of five years and by 10% at the end of each five-year period thereafter throughout the term of the lease. The lease also requires contingent rental payments equal to two and one-half percent of the amount by which the motel's gross sales exceed $1,200,000. For the years ended December 31, 1997 and 1996, there were no payments required under this provision as the motel's sales did not exceed $1,200,000.

Future minimum payments for the initial term as of December 31, 1997 under the lease are as follows:

                     1998                     $    42,592
                     1999                          42,592
                     2000                          42,592
                     2001                          42,592
                     2002                          43,657
                  Thereafter                    3,169,312
                                              -----------
                                              $ 3,383,337
                                              ===========

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 6
--------------------------------------------------------------------------------

NOTE 11 - RELATED PARTY TRANSACTIONS AND OTHER AGREEMENTS
---------------------------------------------------------

The Company conducts business with a major shareholder and certain limited partnerships (see Note 5).

The following is a summary of transactions with related parties:

                                             1997                 1996
                                             ----                 ----
      Revenues:
        Management fees                   $ 325,933             $ 339,957
        Accounting fees                      82,080                85,800
        Interest income                     107,018               131,440

      Costs and expenses:
        Travel expenses                      12,958                 4,455
        Office rent                          46,288                44,539


NOTE 12 - FRANCHISE AGREEMENTS
------------------------------

The Company's wholly-owned subsidiaries operate Super 8 motels under franchise agreements with Super 8 Motels, Inc. As part of the agreement, the subsidiaries are obligated to pay Super 8 Motels, Inc. room royalties equal to 4% of total room rental revenues and 1% or 2% of room rentals as a national advertising fee. The Company participated in a national media campaign sponsored by Super 8 Motels, Inc. under which the motels contributed an additional 1% of room revenues through December 31, 1997.

The following is a summary of fees paid under the franchise agreements:

                                               1997                  1996
                                               ----                  ----

     Royalty fees                           $ 566,414             $ 563,472
     National advertising fee                 244,763               245,979
     National media fee                       141,603               141,108

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






(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 7
--------------------------------------------------------------------------------


NOTE 14 - INCOME TAXES
----------------------

The provision for income taxes consists of the following components:

                                          1997                   1996
                                          ----                   ----

        Current taxes                   $ 756,000              $ 759,000
        Deferred income taxes              49,000               (149,000)
                                          -------                -------

                                        $ 805,000              $ 610,000
                                          =======                =======

Deferred tax assets and liabilities are calculated based on their estimated effect on future cash flows. Deferred tax assets are recognized for asset impairment losses in 1996. In addition, a deferred tax liability has been recognized for the taxable temporary differences related to different depreciation methods for financial and tax purposes. The net deferred tax asset (liability) in the accompanying balance sheets consists of the following:

                                                  1997               1996
                                                  ----               ----

      Deferred tax assets                      $        -         $ 100,000
      Deferred tax liabilities                   (41,000)           (92,000)
                                                  ------            -------

      Net deferred tax asset (liability)       $ (41,000)         $   8,000
                                                  ======            =======


NOTE 15 - EXTRAORDINARY ITEM
----------------------------

The extraordinary item represents the write-off of unamortized financing costs in connection with the refinancing of twenty-four of the Company's motel properties in January, 1996. The amount of the write-off was $171,295, net of related income taxes of $115,000.


NOTE 16 - STOCK OPTION AGREEMENTS
---------------------------------

The Company has entered into stock option agreements with various employees which allow the employees to purchase up to 21,178 and 55,589 shares of the Company's common stock at fair market value as of December 31, 1997 and 1996, respectively. No options were exercised in 1997 or 1996 and options for 34,411 shares expired during 1997.









(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 8
--------------------------------------------------------------------------------


NOTE 17 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company, as general partner, is contingently liable for liabilities of the limited partnerships as listed in Note 5. The balance of the mortgage notes totaled approximately $3,756,000 at December 31, 1997. The Company also remains contingently liable on the mortgage notes of the Dumfries property, totaling approximately $1,746,000 at December 31, 1997. Management believes these obligations are adequately secured by the underlying collateral.

The Company maintains a combined bank account for the limited partnership motels managed by the Company (see Notes 5 and 11). As such, the overdrafts of one partnership are offset by cash balances of the Company and other partnerships. Upon dissolution of the combined bank account or sale or liquidation of a partnership with a positive cash balance, the Company may be liable for any unfunded positive balances. The December 31, 1997 and 1996 balances relating to these entities totaled approximately $560,800 and $521,500, respectively. These balances are not included in the consolidated balance sheet.

At December 31, 1996, the Company and its subsidiaries were the defendants in two lawsuits in which the plaintiffs alleged they were denied full and equal enjoyment of services, facilities, privileges and accommodations for the alleged refusal to rent rooms. The plaintiffs in both lawsuits sought compensatory and punitive damages. The trial for one lawsuit began on March 17, 1997, and the Company was found innocent of all charges. The trial for the other lawsuit was set for June 1997, but was settled prior to the trial date.


NOTE 18 - CRITERIA USED IN THE SUPPLEMENTAL CURRENT VALUE PRESENTATION
  (COMPILED)
--------------------------------------------------------------------------------

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






(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 9
--------------------------------------------------------------------------------


NOTE 18 - CRITERIA USED IN THE SUPPLEMENTAL CURRENT VALUE PRESENTATION (COMPILED) - continued
--------------------------------------------------------------------------------

Management's estimates of unrealized appreciation at December 31, 1997 and 1996, are summarized as follows:
                                                1997                 1996
                                                ----                 ----

 Motel properties                            $ 45,239,000        $ 46,710,000
 Sub-franchise rights                           1,491,000           1,516,000
                                               ----------          ----------
                                               46,730,000          48,226,000
 Less:
    Historical cost basis                      26,762,893          27,199,235

    Sales commissions on realization
       of estimated current values              1,401,900           1,446,800
                                               ----------          ----------
                                               18,565,207          19,579,965
    Income taxes on realization of
       estimated current values                 6,312,000           6,657,000
                                               ----------          ----------

    Unrealized appreciation                  $ 12,253,207        $ 12,922,965
                                               ==========          ==========

Assumptions for current value estimates:

     Assets and liabilities included in current value estimation:

     The current value computation of assets is limited to operating motels (28 and 29 at December 31, 1997 and 1996, respectively), one motel under construction at December 31, 1997 and the Company's sub-franchise rights for all Super 8 Motels in its territory.

     General business intangibles, such as financing costs, franchise fees and organization costs have not been carried forward from the historical cost basis to the supplemental current value presentation. Other assets and liabilities have not been revalued since the historical cost of those assets and the recorded basis of those liabilities approximate current values.

     The current value of the operating motel properties was determined by capitalizing adjusted net income at 12% in 1997 and 1996. Adjusted net income consists of net income before debt service, amortization and depreciation. The Company's motel under construction was valued at historical cost.










(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - page 10
--------------------------------------------------------------------------------


NOTE 18 - CRITERIA USED IN THE SUPPLEMENTAL CURRENT VALUE PRESENTATION (COMPILED) - continued
--------------------------------------------------------------------------------

     Sub-franchise rights:

     The Company receives from Super 8 Motels, Inc. (the franchisor) 25% of the annual royalty fees Super 8 Motels, Inc. receives from each motel located in the Company's territory. Estimates of the current value of this agreement are based upon the present value (using an interest rate of 10%) of future estimated cash flows from royalty fees under the agreement on operating motels in the Company's territory.

     Income taxes and sales commissions on realization of estimated current values:
     ---------------------------------------------------------------------------

     Even though the Company does not anticipate a sale of its property interests, a provision of 3% of the estimated gross current value of such interests has been made for estimated sales costs which would be payable on realization of the current values. Likewise, income taxes have been provided at an assumed rate of 34% of the estimated current value in excess of historical cost.




                                    # # # # #