Form 10-Q
period 1998-03-31
WORLD SERVICES INC
filed 1998-05-14
CIK 767410

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                    QUARTER REPORT UNDER SECTION 13 0R 15(d)



Quarter Ended:    3-31-98             Commission File Number:
               -------------                                  -----------------

                              World Services, Inc.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

     South Dakota                                              46-0355586
--------------------------------------------------------------------------------
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                    PO Box 786 Aberdeen, South Dakota           57402
       -----------------------------------------------------------------
                 (Address if principal executive offices)     (Zip Code)


Registrant's telephone number, including area code    (605) 225-4131
                                                      --------------


                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

As of March 31, 1998, Registrant had 2,639,679 shares of its $.001 par value common stock outstanding.

                                                    INDEX


PART I.  FINANCIAL INFORMATION:
Item 1.  ACCOUNTANTS' REPORT ........................................      1

              Balance Sheets as of March 31, 1998 ...................      2

              Statements of Operations for the Three Months
              Ended March 31, 1998 and 1997 .........................      3

              Statements of Cash Flows for the Three Months
              Ended March 31, 1998 and 1997 .........................      4

              Notes to Financial Statements .........................      5

Item 2.       Managements's   discussion   and  Analysis  of
              Financial Condition and Results of Operations:

              Liquidity and Capital Resources .......................      6

              Results of Operations .................................      6


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings ..........................................      8

Item 2.  Changes in Securities ......................................      8

Item 3.  Default Upon Senior Securities .............................      8

Item 4.  Submission of maters to a Vote of Security
         Holders ....................................................      8

Item 5.  Other Information ..........................................      8

Item 6.  Exhibits and Reports on Form 10-Q ..........................      8

MEIDINGER & ASSOCIATES
--------------------------------------------------------------------------------
Certified Public Accountants                                311 South 2nd Street
                                                             Aberdeen, SD  57401
                                                                  (605) 229-4404


May 7, 1998


The Board of Directors
World Services, Inc.
Aberdeen, South Dakota  57401

We have compiled the accompanying Balance Sheets of World Services, Inc. as of March 31, 1998, and the related Statements of Income and Cash Flows for the period ended March 31, 1998, and March 31, 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit the statements of changes in retained earnings required by generally accepted accounting principles. If the omitted statements were included in the financial statements, they might influence the user's conclusions about the company's financial position and results of operations. Accordingly, these financial statements are not designed for those who are not informed about such matters.



/s/  Meidinger & Associates
----------------------------
Meidinger & Associates
Certified Public Accountants

                              WORLD SERVICES, INC.
                                 BALANCE SHEETS
                                 March 31, 1998


                                                   March 31,
                                                     1998
                                               ---------------

                                     ASSETS

CURRENT ASSETS
  Cash                                         $      51,013.22
  Certificate of Deposit                             340,000.00
  Interest Receivable                                 14,669.00
                                               ----------------
     TOTAL CURRENT ASSETS                            405,682.22

INVESTMENTS AND OTHER ASSETS
  United States Treasury Note                        407,666.25
  Investment-Super 8 Developers                      568,000.00
  Other                                                4,000.00
                                               ----------------
TOTAL OTHER ASSETS                                   979,666.25
                                               ----------------
TOTAL ASSETS                                   $   1,385,348.47
                                               ================


LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Stock Redemption                             $      70,102.50
                                               ----------------

STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
         share; (50,000,000 shares
         authorized)with
         2,640,000 shares issued                       2,715.00
  Additional paid in capital                       6,364,354.75
  Accumulated Deficit                             (5,051,823.78)
                                               ----------------
     TOTAL STOCKHOLDERS' EQUITY                    1,315,245.97
                                               ----------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $   1,385,348.47
                                               ================

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                  For the Three Months Ended March 31, 1998 and 1997

                                             1998                  1997
                                        ---------------     ----------------
REVENUE
  Interest Income                       $       3,162.76    $           0.00

  Stock Transfer Fees                               0.00               20.25
                                        ----------------    ----------------
     TOTAL REVENUE                              3,162.76               20.25
                                        ----------------    ----------------

EXPENSES
  Accounting Fees                               3,663.56                0.00
  Contract Wages & Consulting                   3,219.00              920.00
  Faxes                                            72.00                0.00
  Legal Fees                                    1,417.75           11,286.60
  Director Fees                                 1,350.00            1,200.00
  Office Supplies                                 136.48              119.35
  Postage                                         259.37               78.05
  Supplies                                        220.00               19.07
  Telephone                                       108.96                4.37
  Rent                                            750.00                0.00
  Miscellaneous Expense                           308.00                0.00
                                        ----------------    ----------------
         TOTAL EXPENSES                        11,505.12           13,627.44
                                        ----------------    ----------------

LOSS BEFORE INCOME TAXES                       (8,342.36)         (13,607.19)

INCOME TAXES                                        0.00                0.00
                                        ----------------    ----------------
NET (LOSS)                                     (8,342.36)         (13,607.19)
                                        ================    ================

(LOSS) PER SHARE (Basic & Diluted)                     *                   *
                                        ================    ================
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                            2,640,000           5,229,907
                                        ================    ================

* Less than $0.01 per share.

                              WORLD SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997



                                                   1997                 1996
                                              -------------      -------------

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                $   (8,342.36)     $  (13,607.19)

  Adjustment to reconcile net income to
    net cash used in operating
     activities:
     (Increase) Decrease in:
          Interest Receivable                      5,375.46
      Other Assets                                (8,177.82)
    Increase (Decrease) in:
      Accounts Payable                            (3,293.50)
                                              -------------      -------------
         NET CASH USED IN OPERATING
          ACTIVITIES                             (14,438.22)        (13,607.19)
                                              -------------      -------------

         NET DECREASE IN CASH                    (14,438.22)        (13,607.19)

CASH AT BEGINNING OF PERIOD                       65,451.44          27,652.56
                                              -------------      -------------
CASH AT END OF PERIOD                         $   51,013.22      $   14,045.37
                                              =============      =============

SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Income taxes                              $        0.00      $        0.00
                                              =============      =============
    Interest paid                             $        0.00      $        0.00
                                              =============      =============

                              WORLD SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                FOR THE PERIOD ENDED SEPTEMBER 30, 1997 AND 1996


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1997.



NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.


NOTE 2 - INCOME TAXES
--------------------------------------------------------------------------------

As of December 31, 1997, the Company had net operating loss carry forwards for income tax purposes totaling approximately $3,100,000 which expire in the years 1998 to 2011. The net operating loss carry forwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations. In addition, there are investment tax credit carry forwards of $28,000.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1998, COMPARED TO
DECEMBER 31, 1997
--------------------------------------------------------------------------------

During the three months ended March 31, 1998, cash decreased by $14,438.22, from $65,451.44 at December 31, 1997, to $51,013.22 at March 31, 1998.

Interest receivable decreased $5,375.46, from $20,044.46 at December 31, 1997, to $14,669.00 at March 31, 1998.

As a result of the foregoing, current assets decreased by $19,813.68, from $425,495.90 at December 31, 1997, to $405,682.22 at March 31, 1998.

Current liabilities decreased $3,293.50, from $73,396.00 at December 31, 1997, to $70,102.50 at March 31, 1998. The decrease is the result of payments made on stock redemption payable induced by a prior year stockholder approved stock split.

As a result of the Company's net loss for the three months of $8,342.36, the accumulated deficit increased from $5,043,481.42 at December 31, 1997, to $5,051,823.78 at March 31, 1998. As a result, total stockholders equity decreased from 1,323,588.33 at December 31, 1997, to $1,315,245.97 at March 31,
1998.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED
TO THE THREE MONTHS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------

Total revenue for the three months ended March 31, 1998, were $3,162.76 as compared to $20.25 for the comparable period ended March 31, 1997, an increase of $3,142.51. The increase is due to interest accruing.

Operating expenses were $11,505.12 for the three months ended March 31, 1998, compared to $13,627.44 for the comparable period ended March 31, 1997, a decrease of $2,122.32. The majority of this decrease was in legal fees.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)



Based on the foregoing, the net loss available to stockholders for the three months ended March 31, 1998, was $8,342.36, which translates to a net loss per share of less than $0.01 based on 2,640,000 weighted average shares outstanding. This compares to the net loss available to stockholders for the three months ended March 31, 1997, of $13,607.19, which translates to a net loss per share of less than $0.01 based on 5,229,907 weighted average shares outstanding at that time.

                              WORLD SERVICES, INC.

                           PART II. OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


The Company is not a party to any legal proceedings except as follows, and no such proceedings are known to be contemplated.

The Company is plaintiff in a civil action in the Circuit Court of the Fifth Judicial Circuit of the State of South Dakota (Civ97-187, entitled "World Services, Inc. vs. Murray Woulfe") against Murray Woulfe, a former president of World Services, on a promissory note. The actions seeks recovery of $19,000 plus interest and costs. Mr. Woulfe has denied liability and claims that he owes World Services no obligation under the promissory note. The matter is scheduled or trial in May of 1998 and it will be head before one of the Circuit Judges of the Fifth Judicial Circuit in and for the County of Brown, State of South Dakota. As to the ultimate result, Plaintiff expects to prevail; however, the defendant would have the right of appeal to the appellate court of the State of South Dakota and, thus, giving it an indefinite date and time when this matter can be satisfactorily concluded. Mr. Woulfe has made no material counterclaims against World Services.


ITEM 2. - CHANGES IN SECURITIES
--------------------------------------------------------------------------------

None.


ITEM 3. - DEFAULT UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

None.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

There were no shareholder meetings and no matters were submitted to a vote of shareholders during the first quarter of the fiscal year.


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

MAY 7, 1998

                                             WORLD SERVICES, INC.


                                             By /s/  Ronne Tarrell
                                                --------------------------------
                                                Ronne Tarrell, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


MAY 7, 1998                                    /s/  Ronne Tarrell
                                               ---------------------------------
                                                    Ronne Tarrell, President,
                                                    Principal Executive
                                                    Officer, and Director