Form 10-Q
period 1998-06-30
WORLD SERVICES INC
filed 1998-08-14
CIK 767410

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                    QUARTER REPORT UNDER SECTION 13 0R 15(d)



Quarter Ended  6-30-98  Commission File Number____________

                              World Services, Inc.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          South Dakota                                          46-0355586
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

                                 (605) 225-4131
                                 --------------
               Registrant's telephone number, including area code

                                 Not Applicable
       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

As of June 30, 1998, Registrant had 2,639,679 shares of its $.001 par value common stock outstanding.

                                      INDEX


PART I.   FINANCIAL INFORMATION:

Item 1.   Balance Sheet as of June 30, 1998 ..................       1

          Statements of Operations for Quarters Ended
          June 30, 1998 and 1997 .............................       2

          Statements of Operations for the Six Months
          Ended June 30, 1998 and 1997 .......................       3

          Statements of Cash Flows for the Six Months
          Ended June 30, 1998 and 1997 .......................       4

          Notes to Financial Statements ......................       5

Item 2.   Management's discussion and Analysis of
          Financial Condition and Results of
          Operations:

          Liquidity and Capital Resources ....................       6

          Results of Operations ..............................       7


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings ..................................       8

Item 2.   Changes in Securities ..............................       8

Item 3.   Default Upon Senior Securities .....................       8

Item 4.   Submission of matters to a Vote of Security
          Holders ............................................       8

Item 5.   Other Information ..................................       9

Item 6.   Exhibits and Reports on Form 10-Q ..................       9

                              WORLD SERVICES, INC.
                                  BALANCE SHEET
                                 June 30, 1998


                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash                                                         $     108,955.74
  Certificates of Deposit                                            430,000.00
  Interest Receivable                                                 11,386.00
                                                               ----------------
     TOTAL CURRENT ASSETS                                            550,341.74

INVESTMENTS AND OTHER ASSETS
  United States Treasury Note                                        413,846.28
  Investment-Super 8 Developers                                      568,000.00
                                                               ----------------
TOTAL OTHER ASSETS                                                   981,846.28
                                                               ----------------
TOTAL ASSETS                                                   $   1,532,188.02
                                                               ================


                      LIABILITIES AND STOCKHOLDERS EQUITY
                      -----------------------------------


CURRENT LIABILITIES
  Accounts Payable                                             $      22,376.28
  Stock Redemption payable                                            67,806.50
                                                               ----------------
         TOTAL CURRENT LIABILITIES                                    90,182.78

STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
         share; (50,000,000 shares
         authorized)with
         2,640,000 shares issued                                       2,715.00
  Additional paid in capital                                       6,364,354.75
  Accumulated Deficit                                             (4,925,064.51)
                                                               ----------------
     TOTAL STOCKHOLDERS' EQUITY                                    1,442,005.24
                                                               ----------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                         $   1,532,188.02
                                                               ================

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                 For the Quarters Ended June 30, 1998 and 1997


                                                    1998              1997
                                                    ----              ----
REVENUE
  Dividend Income                             $     159,390.40  $     239,085.60
  Interest Income                                    13,296.28         24,857.51
  Stock Transfer Fees                                     0.00             19.50
  Undistributed Income/Loss                               0.00         37,000.00
                                              ----------------  ----------------
     TOTAL REVENUE                                  172,686.68        300,962.61
                                              ----------------  ----------------

EXPENSES
  Accounting Fees                                     5,486.38          8,615.80
  Contract Wages & Consulting                        22,584.10          1,720.00
  Faxes                                                  51.00            139.50
  Legal Fees                                         10,179.22         16,176.60
  Director Fees                                         750.00          1,950.00
  Office Supplies                                       264.80              0.00
  Printing                                              545.00            982.35
  Postage                                             1,501.08            333.45
  Supplies                                               18.32            182.66
  Telephone                                              47.51             39.75
  Rent                                                  500.00          1,820.00
  Travel                                                  0.00            447.80
  Loss on Uncollectible Note                          4,000.00              0.00
                                              ----------------  ----------------
         TOTAL EXPENSES                              45,927.41         32,407.91
                                              ----------------  ----------------

INCOME BEFORE INCOME TAXES                          126,759.27        268,554.70

INCOME TAXES                                              0.00              0.00
                                              ----------------  ----------------
NET INCOME                                    $     126,759.27  $     268,554.70
                                              ================  ================

INCOME PER SHARE (Basic & Diluted)                         .04               *
                                              ================  ================
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                               2,640,000         5,229,907
                                              ================  ================
* Less than $0.01 per share

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                 For the Six Months ended June 30, 1998 and 1997

                                                    1998               1997
                                                    ----               ----
REVENUE
  Dividend Income                             $     159,390.40  $     239,085.60
  Interest Income                                    16,459.04         24,857.51
  Stock Transfer Fees                                     0.00             39.75
  Undistributed Income/Loss                               0.00         37,000.00
                                              ----------------  ----------------
     TOTAL REVENUE                                  175,849.44        300,982.86
                                              ----------------  ----------------

EXPENSES
  Accounting Fees                                     9,149.94          8,615.80
  Contract Wages & Consulting                        25,803.10          2,640.00
  Faxes                                                 123.00            139.50
  Legal Fees                                         11,596.97         27,463.20
  Director Fees                                       2,100.00          3,150.00
  Office Supplies                                       401.28            119.35
  Printing                                              545.00            982.35
  Postage                                             1,760.45            411.50
  Supplies                                              238.32            201.73
  Telephone                                             156.47             44.12
  Rent                                                1,250.00          1,820.00
  Travel                                                  0.00            447.80
  Miscellaneous Expense                                 308.00              0.00
  Loss on Uncollectible Note                          4,000.00              0.00
                                              ----------------  ----------------
         TOTAL EXPENSES                              57,432.53         46,035.35
                                              ----------------  ----------------

INCOME BEFORE INCOME TAXES                          118,416.91        254,947.51

INCOME TAXES                                              0.00              0.00
                                              ----------------  ----------------
NET INCOME/COMPREHENSIVE INCOME               $     118,416.91  $     254,947.51
                                              ================  ================

INCOME PER SHARE (Basic & Diluted)                         .04             *
                                              ================  ================
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                               2,640,000         5,229,907
                                              ================  ================
* Less than $0.01 per share

                              WORLD SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1997


                                                      1998             1997
                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income/Comprehensive Income              $   118,416.91  $   254,947.51

  Adjustment to reconcile net income to
    net cash used in operating
     activities:
     Equity in Earning of Affiliates                       0.00      (37,000.00)
     (Increase) Decrease in:
      Interest Receivable                              8,658.46            0.00
      Other Assets                                   (10,357.85)       1,832.50
    Increase (Decrease) in:
      Accounts Payable                                22,376.28        7,639.70
      Stock Redemption Payable                        (5,589.50)           0.00
                                                 --------------  --------------
         NET CASH PROVIDED BY OPERATING
          ACTIVITIES                                 133,504.30      227,419.71
                                                 --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of Certificates of Deposit         (90,000.00)    (200,000.00)
                                                 --------------  --------------
         NET CASH USED BY INVESTING
          ACTIVITIES                                 (90,000.00)    (200,000.00)
                                                 --------------  --------------

         NET INCREASE IN CASH                         43,504.30       27,419.71

CASH AT BEGINNING OF PERIOD                           65,451.44       27,652.56
                                                 --------------  --------------
CASH AT END OF PERIOD                            $   108,955.74  $    55,072.27
                                                 ==============  ==============
SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Income taxes                                 $         0.00  $         0.00
                                                 ==============  ==============
    Interest paid                                $         0.00  $         0.00
                                                 ==============  ==============

                              WORLD SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 1998


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 30, 1998, and the results of operations and Statements of Cash Flows for the six months ended June 30, 1998 and 1997.

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

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1998, COMPARED TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

During the six months ended June 30, 1998, cash increased approximately $43,500 as a result of the receipt of a dividend of approximately $160,000 received from Super 8 Motels less the purchase of a $90,000 certificate of deposit which is now held by the Company.

Interest receivable decreased from $20,044 at December 31, 1997, to $11,386 at June 30, 1998.

Primarily as a result of the receipt of the Super 8 Motel Dividend, current assets increased by $124,846, from $425,496 at December 31, 1997, to $550,342 at June 30, 1998.

Current liabilities increased $16,787, from $73,396 at December 31, 1997, to $90,183 at June 30, 1998. The increase is the result of payables accrued near the end of the quarter including $8,099 owed to Murray Woulfe as a result of the outcome of prior pending litigation and $11,000 due Ronne Tarrell for contract services.

As a result of the Company's net income for the six months of $118,417, the accumulated deficit decreased from $5,043,481 at December 31, 1997, to $4,925,065 at June 30, 1998. As a result, total stockholders equity increased from 1,323,588 at December 31, 1997, to $1,442,005 at June 30, 1998.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split. Following the reverse stock split, there were a number of fractional shares which were redeemed. Not all of the fractional shares had been submitted for payment by December 31, 1997 or June 30, 1998. As a result, the 'current liabilities' portion of the balance sheet reflects a "stock redemption payable." During the six months ended June 30, 1998, the Company redeemed

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

outstanding fractional shares with a value of approximately $5,600. The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997
--------------------------------------------------------------------------------

Total revenue for the six months ended June 30, 1998, were $175,849 as compared to $300,983 for the comparable period ended June 30, 1997, a decrease of $125,133. The decrease is due to the sale in October 1997 of the First Savings & Loan investment. This decreased dividend income and also decreased their undistributed income by $37,000.

Operating expenses were $57,433 for the six months ended June 30, 1998, compared to $46,035 for the comparable period ended June 30 1997, an increase of $11,397. The majority of this increase was in contract wages and consulting including the cost of payment to Murray Woulfe as a result of the negative consequences of litigation.

Based on the foregoing, the net income available to stockholders for the six months ended June 30, 1998, was $118,416.91, which translates to a net income per share of less than $0.01 based on 2,640,000 weighted average shares outstanding. This compares to the net income after taxes for the six months ended June 30, 1997, of $254,948, which translates to a net income per share of less than $0.01 based on 5,229,907 weighted average shares outstanding at that time.

The weighted average number of shares has been adjusted for the reverse and forward stock splits completed in August of 1997 and for the repurchase of the fractional shares resulting from the reverse stock split, all as described in the Company's proxy statement for the shareholders' meeting August 1997.

                              WORLD SERVICES, INC.

                           PART II. OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

The Company is not a party to any legal proceedings except as follows, and no such proceedings are known to be contemplated.

The Company was a plaintiff in a civil action in the Circuit Court of the Fifth Judicial Circuit of the State of South Dakota (Civ97-187, entitled "World Services, Inc. vs. Murray Woulfe") against Murray Woulfe, a former president of World Services, on a promissory note. The actions sought recovery of $19,000 plus interest and costs. Mr. Woulfe denied liability and claimed that he owed World Services no obligation under the promissory note. The matter was scheduled for trial in May of 1998 and was held before one of the Circuit Judges of the Fifth Judicial Circuit in and for the County of Brown, State of South Dakota. As to the ultimate result, Plaintiff expected to prevail; however, the defendant had the right of appeal to the appellate court of the State of South Dakota. Mr. Woulfe made material counterclaims against Would Services. The defendant prevailed and therefore World Services did not recover the $19,000 plus interest and costs. The counterclaim resulted in the plaintiff owing the defendant $8,009.10 and writing off $4,000 in receivables. The financial statements reflect these results.

ITEM 2. - CHANGES IN SECURITIES
--------------------------------------------------------------------------------

None.

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

There were no shareholder meetings and no matters were submitted to a vote of shareholders during the second quarter of the fiscal year.

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

August 10, 1998

                                                   WORLD SERVICES, INC.


                                            By: /s/ Ronne Tarrell
                                               ---------------------------------
                                               Ronne Tarrell, President, Chief
                                               Executive Officer and Principal
                                               Financial Officer