Form 10-Q
period 1998-09-30
WORLD SERVICES INC
filed 1998-11-12
CIK 767410

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                    QUARTER REPORT UNDER SECTION 13 0R 15(d)



Quarter Ended    9-30-98    Commission File Number
             ---------------                      -------------

                              World Services, Inc.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         South Dakota                                     46-0355586
-------------------------------               ----------------------------------
(State of other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

PO Box 786 Aberdeen, South Dakota                            57402
---------------------------------------           --------------------------
(Address if principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code  (605) 225-4131
                                                  ------------------

                                 Not Applicable
       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate  by check  whether  the  registrant  (1) has  filed  all reports  required  to be filed by  Section  X 13 or 15 (d) of the
Securities  Exchange  Act of 1934 during the  preceding 12 months   Yes  X
(or for such shorter  period that the  registrant was required to      -----
file  such  reports),  and (2) has been  subject  to such  filing   No
requirements for the past 90 days.                                     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

As of September 30, 1998, Registrant had 2,639,679 shares of its $.001 par value common stock outstanding.

                              INDEX


PART I.         FINANCIAL INFORMATION:

Item 1.         Balance Sheet as of September 30, 1998 .................1

                Statements of Operations for Quarters Ended
                September 30, 1998 and 1997 ............................2

                Statements of Operations for the Nine Months
                Ended September 30, 1998 and 1997 ......................3

                Statements of Cash Flows for the Nine Months
                Ended September 30, 1998 and 1997 ......................4

                Notes to Financial Statements ..........................5

Item 2.         Management's discussion and Analysis of
                Financial Condition and Results of
                Operations:

                Liquidity and Capital Resources ........................6

                Results of Operations ..................................7


PART II.        OTHER INFORMATION:

Item 1.         Legal Proceedings ......................................8

Item 2.         Changes in Securities ..................................8

Item 3.         Default Upon Senior Securities .........................8

Item 4.         Submission of matters to a Vote of Security
                Holders ................................................8

Item 5.         Other Information ......................................9

Item 6.         Exhibits and Reports on Form 10-Q ......................9

                              WORLD SERVICES, INC.
                                  BALANCE SHEET
                               September 30, 1998


                                        ASSET
CURRENT ASSETS
  Cash                                                            $   89,220.49
  Certificates of Deposit                                            580,000.00
  Interest Receivable                                                 14,408.00
                                                                  -------------
     TOTAL CURRENT ASSETS                                            683,628.49

INVESTMENTS AND OTHER ASSETS
  United States Treasury Note                                        419,387.58
  Investment-Super 8 Developers                                      568,000.00
                                                                  -------------
TOTAL OTHER ASSETS                                                   987,387.58
                                                                  -------------
TOTAL ASSETS                                                      $1,671,016.07
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES
  Stock Redemption payable                                        $   66,656.50
                                                                  -------------
        TOTAL CURRENT LIABILITIES                                     66,656.50

STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
        share; (50,000,000 shares
        authorized)with
        2,640,000 shares issued                                        2,715.00
  Additional paid in capital                                       6,364,354.75
  Accumulated Deficit                                             (4,762,710.18)
                                                                  -------------
     TOTAL STOCKHOLDERS' EQUITY                                    1,604,359.57
                                                                  -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                            $1,671,016.07
                                                                  =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
               For the Quarters Ended September 30, 1998 and 1997

                                                     1998              1997
                                                     ----              ----
REVENUE
  Dividend Income                               $  159,390.40     $        0.00
  Interest Income                                   13,502.33          6,541.84
  Undistributed Income/Loss                              0.00          8,100.00
                                                -------------     -------------
     TOTAL REVENUE                                 172,892.73         14,641.84
                                                -------------     -------------

EXPENSES
  Accounting Fees                                    2,399.00          3,120.80
  Contract Wages & Consulting                        4,249.61         13,907.20
  Faxes                                                 30.00            141.75
  Legal Fees                                           773.87          7,591.77
  Director Fees                                      1,350.00          3,150.00
  Office Supplies                                      366.71             13.80
  Printing                                             119.00          6,786.94
  Postage                                              416.00          2,252.05
  Supplies                                              36.20            133.30
  Telephone                                             48.01             77.77
  Rent                                                 750.00              0.00
  Annual Meeting                                         0.00            462.06
                                                -------------     -------------
        TOTAL EXPENSES                              10,538.40         37,637.44
                                                -------------     -------------

INCOME(LOSS)BEFORE INCOME TAXES                    162,354.33        (22,995.60)

INCOME TAXES                                             0.00              0.00
                                                -------------     -------------
NET INCOME (LOSS)                               $  162,354.33     $  (22,995.60)
                                                =============     =============

INCOME PER SHARE (Basic & Diluted)                        .06              *
                                                =============     =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                 2,640,000         2,640,000
                                                =============     =============

* Less than $0.01 per share.

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
              For the Nine Months ended September 30, 1998 and 1997

                                                      1998              1997
                                                      ----              ----
REVENUE
  Dividend Income                                $  318,780.80     $  239,085.60
  Interest Income                                    29,961.37         31,399.35
  Stock Transfer Fees                                     0.00             39.75
  Undistributed Income/Loss                               0.00         45,100.00
                                                 -------------     -------------
     TOTAL REVENUE                                  348,742.17        315,624.70
                                                 -------------     -------------

EXPENSES
  Accounting Fees                                    11,548.94         11,736.60
  Contract Wages & Consulting                        30,052.71         16,547.20
  Faxes                                                 153.00            281.25
  Legal Fees                                         12,370.84         35,054.97
  Director Fees                                       3,450.00          6,300.00
  Office Supplies                                       767.99            133.15
  Printing                                              664.00          7,769.29
  Postage                                             2,176.45          2,663.55
  Supplies                                              274.52            335.03
  Telephone                                             204.48            121.89
  Rent                                                2,000.00          1,820.00
  Travel                                                  0.00            447.80
  Miscellaneous Expense                                 308.00              0.00
  Annual Meeting                                          0.00            462.06
  Loss on Uncollectible Note                          4,000.00              0.00
                                                 -------------     -------------
        TOTAL EXPENSES                               67,970.93         83,672.79
                                                 -------------     -------------

INCOME BEFORE INCOME TAXES                          280,771.24        231,951.91

INCOME TAXES                                              0.00              0.00
                                                 -------------     -------------
NET INCOME                                       $  280,771.24     $  231,951.91
                                                 =============     =============

INCOME PER SHARE (Basic & Diluted)                         .10               .08
                                                 =============     =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                  2,640,000         2,640,000
                                                 =============     =============

* Less than $0.01 per share.



                                 WORLD SERVICES, INC.
                               STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1998 and 1997

                                                            1998             1997
                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                           $280,771.24       $231,951.91

  Adjustment to reconcile net income to
    net cash used in operating
     activities:
    Equity in Earning of Affiliates                             0.00        (45,100.00)
         (Increase) Decrease in:
         Interest Receivable                                5,636.46              0.00
         Other Assets                                     (15,899.15)         1,490.13
    Increase (Decrease) in:
      Stock Redemption Payable                             (6,739.50)             0.00
                                                         -----------       -----------
        NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                       263,769.05        188,342.04
                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Certificates of Deposit              (240,000.00)      (200,000.00)
                                                         -----------       -----------
        NET CASH USED BY INVESTING
         ACTIVITIES                                      (240,000.00)      (200,000.00)
                                                         -----------       -----------

        NET INCREASE IN CASH                               23,769.05        (11,657.96)

CASH AT BEGINNING OF PERIOD                                65,451.44         27,652.56
                                                         -----------       -----------
CASH AT END OF PERIOD                                    $ 89,220.49       $ 15,994.60
                                                         ===========       ===========
SUPPLEMENTAL DISCLOSURES Cash payments for:
    Income taxes                                         $      0.00       $      0.00
                                                         ===========       ===========
    Interest paid                                        $      0.00       $      0.00
                                                         ===========       ===========

                                          4

                              WORLD SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 30, 1998, and the results of operations and Statements of Cash Flows for the nine months ended September 30, 1998 and 1997.

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

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1998, COMPARED TO DECEMBER 31, 1997

During the nine months ended September 30, 1998, cash increased approximately $23,800 as a result of the receipt of a dividend of approximately $318,800 received from Super 8 Motel Developers less the purchase of $240,000 certificates of deposits which are now held by the Company.

Interest receivable decreased from $20,044 at December 31, 1997, to $14,408 at September 30, 1998.

Primarily as a result of the receipt of the Super 8 Motel Developers Dividend, current assets increased by $258,132, from $425,496 at December 31, 1997, to $683,628 at September 30, 1998.

Current  liabilities  decreased  $6,739,  from $73,396 at December 31, 1997,  to
$66,657 at September 30, 1998. The decrease is the result of payments made on stock redemption payable.

As a result of the Company's net income for the nine months of $280,771, the accumulated deficit decreased from $5,043,481 at December 31, 1997, to $4,762,710 at September 30, 1998. As a result, total stockholders equity increased from 1,323,588 at December 31, 1997, to $1,604,360 at September 30, 1998.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split. Following the reverse stock split, there were a number of fractional shares which were redeemed. Not all of the fractional shares had been submitted for payment by December 31, 1997 or September 30, 1998. As a result, the 'current liabilities' portion of the balance sheet reflects a "stock redemption payable." During the nine months ended September 30, 1998, the Company redeemed outstanding fractional shares with a value of approximately $6,700. The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenue for the nine months ended September 30, 1998, was $348,742 as compared to $315,625 for the comparable period ended September 30, 1997, an increase of $33,117. The increase is due to an exceptionally good dividend paid by Super 8 Motel Developers because of the profitable sale of one of their motels.

Operating expenses were $67,971 for the nine months ended September 30, 1998, compared to $83,673 for the comparable period ended September 30 1997, a decrease of $15,702. The majority of this decrease was in legal fees.

Based on the foregoing, the net income available to stockholders for the nine months ended September 30, 1998, was $280,771.24, which translates to a net income per share of $.10 based on 2,640,000 weighted average shares outstanding. This compares to the net income after taxes for the nine months ended September 30, 1997, of $231,951, which translates to a net income per share of $.08 based on 2,640,000 weighted average shares outstanding at that time.

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

The Company was a plaintiff in a civil action in the Circuit Court of the Fifth Judicial Circuit of the State of South Dakota (Civ97-187, entitled "World Services, Inc. vs. Murray Woulfe") against Murray Woulfe, a former president of World Services, on a promissory note. The actions sought recovery of $19,000 plus interest and costs. Mr. Woulfe denied liability and claimed that he owed World Services no obligation under the promissory note. The matter was scheduled for trial in May of 1998 and was held before one of the Circuit Judges of the Fifth Judicial Circuit in and for the County of Brown, State of South Dakota. As to the ultimate result, Plaintiff expected to prevail; however, the defendant had the right of appeal to the appellate court of the State of South Dakota. Mr. Woulfe made material counterclaims against World Services. The defendant prevailed and therefore World Services did not recover the $19,000 plus interest and costs. The counterclaim resulted in the plaintiff owing the defendant $8,099.10 and writing off $4,000 in receivables. The financial statements reflect these results.

ITEM 2. - CHANGES IN SECURITIES


None.


ITEM 3. - DEFAULT UPON SENIOR SECURITIES


None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no shareholder meetings and no matters were submitted to a vote of shareholders during the second quarter of the fiscal year.

                              WORLD SERVICES, INC.

                           PART II. OTHER INFORMATION
                                   (Continued)



ITEM 5. - OTHER INFORMATION


None.

ITEM 6. - EXHIBITS


Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 1998

                                                      WORLD SERVICES, INC.


                                                By: /s/ Ronne Tarrell
                                                   -----------------------------
                                                Ronne Tarrell, President, Chief
                                                Executive Officer and Principal
                                                Financial Officer