Form 10-Q/A
period 1998-09-30
WORLD SERVICES INC
filed 1999-03-24
CIK 767410

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A#1
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

                Notes to Financial Statements ..........................5

Item 2.         Management's discussion and Analysis of
                Financial Condition and Results of
                Operations:

                Liquidity and Capital Resources ........................6

                Results of Operations ..................................7

                Y2K Compliance .........................................8

PART II.        OTHER INFORMATION:

Item 1.         Legal Proceedings ......................................9

Item 2.         Changes in Securities ..................................9

Item 3.         Default Upon Senior Securities .........................9

Item 4.         Submission of matters to a Vote of Security
                Holders ................................................9

Item 5.         Other Information .....................................10

Item 6.         Exhibits and Reports on Form 10-Q .....................10

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

Y2K COMPLIANCE

The Failure of Systems and Equipment on which we depend to by Year 2000 compliant could adversely affect our business.

Computer programs or other embedded technology that have been written using two digits to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in widespread miscalculations or system failures. If we and the banks where we have deposits or the subsidiary company in which we hold a minority stock interest are unable to address Year 2000 issues in a timely manner, it could result in material financial risk, including the loss of revenue and unanticipated costs. Therefore, we plan to devote all resources necessary to resolve significant Year 2000 issues in a timely manner.

Both information technology systems and non-IT systems using embedded technology may be affected by the Year 2000. We have completed the assessment phase of our Year 2000 program. We only have one computer and it's software is Y2K compliant. Since we are currently a non-operating company, we expect little impact of Y2K issues on our cash flow or financial condition. We have not completed the process of verification of whether banks and subsidiary with which we have material relationships are Year 2000 compliant. We intend to complete this verification process with our banks and subsidiary by the quarter ending June 30, 1999. The process of verification includes contacting each vendor's IT department to determine their state of Year 2000 readiness and requesting written documentation outlining each vendor's Year 2000 compliance plan.

We estimate that expenditures for Year 2000 issues will be less than $1,000.00 for fiscal 1999. However, we are not able to determine the total costs for our year 2000 program or whether the Year 2000 will have a material effect on our financial condition, results of operations or cash flows.

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

March 24, 1999

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