Form 10KSB
period 1998-12-31
WORLD SERVICES INC
filed 1999-03-25
CIK 767410

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1998

                                       OR

  [   ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: 0-13499-D

                              WORLD SERVICES, INC.
                              --------------------
                 (Name of small business issuer in its charter)

        South Dakota                                             46-0355586
        ------------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      724 N. Kline, P.O. Box 786
        Aberdeen, South Dakota              57402-0786
        ----------------------              ----------
(Address of principal executive offices)     Zip Code

Issuer's telephone number:   (605) 225-4131

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

     Issuer's revenues for its most recent fiscal year: $363,000

     Aggregate market value of voting stock held by non-affiliates as of December 31, 1998: $-0-. There is currently no trading market for the Registrant's securities

     Number of shares of common stock, $.001 par value, outstanding as of December 31, 1998: 2,639,679.

     Documents incorporated by reference: No documents are incorporated by reference into this annual report on Form 10-KSB.

                              WORLD SERVICES, INC.

                                   FORM 10-KSB

                                     PART I

Item 1. Description of Business
-------------------------------

(a)  Business Development.

     General. World Services, Inc. (the "Registrant") was incorporated under the laws of the State of South Dakota on December 17, 1979 under the name of Midwest Management & Marketing Corporation. The name was changed in July 1983 to World Services, Inc. World Services, a diversified financial holding company, was formed to invest in and manage companies primarily in the real estate, insurance and banking industries, along with other service industries. World Services is the owner of approximately 16% of the outstanding stock of Super 8 Motel Developers, Inc. ("Super 8"). In 1997, World Services sold its interest in the outstanding stock of First Savings & Loan Association of South Dakota, Inc. ("First Savings"). In August 1997, World Services also completed a 510-for-one reverse stock split followed by a one-for-300 forward stock split. This recapitalization resulted in World Services repurchasing a total of 544,000 shares (calculated after giving effect to the recapitalization) for a total of $136,000 cash paid to shareholders who submitted their shares for redemption through December 31, 1998, and an additional $44,000 payable to shareholders who had not submitted their shares for redemption by that date.

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

     3. Super 8 is to receive one-third of the initial franchise fee, presently $20,000, of each franchise sold by the Super 8 system in the territory; and

     4. A specified percentage of the annual gross room rentals of each operating unit is to be tendered to Super 8 Motels, Inc. as a fee for services rendered and royalties. Super 8 Motels, Inc. will pay 25% of the fee it receives from each motel unit in the territory as a fee for services rendered by Super 8. Those payments are to continue from the date such motel unit in the territory first commences monthly royalty payments for ten years (for motels opened on or before July 11, 1990) and for 15 years (for motels opened after July 11, 1990). Subfranchise fee income to Super 8 under this agreement were $345,226 during the year ended December 31, 1998, and $434,833 during the year ended December 31,1997.

     Super 8 acquired these franchise rights in July 1984. As of March 1988, Super 8 had interests in 28 motels operating and four motels under construction; as of December 31, 1998, Super 8 had interests in 29 operating motels (28 as of December 31, 1997). The size of motels vary from 42 to 73 units and are, in most instances, located adjacent to restaurant facilities.

     At December 31, 1998, Super 8 was also a general partner in 11 limited partnerships (nine as of December 31, 1997), (which are in addition to the 29 motels owned by Super 8 at December 31, 1998), all of which were formed for the purpose of owning and operating Super 8 Motels.

     In 1998, World Services received dividend income from Super 8 of approximately $319,000 (as compared to $239,000 received in 1997). Management of World Services believes that the market value of its investment in Super 8 exceeds its current cost basis.

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

First Savings & Loan Association of South Dakota, Inc.
------------------------------------------------------

     Prior to October 1997, World Services owned approximately 22% of the outstanding capital stock of First Savings & Loan Association of South Dakota, Inc. ("First Savings"), a South Dakota corporation, operating primarily in the city of Aberdeen. In September 1996, World Services was contacted by the federal Office of Thrift Supervision concerning certain changes in the alleged control of First Savings stock, the ownership of First Savings stock by certain affiliates of World Services, and a threatened action against World Services as a result thereof. OTS notified World Services and some of its directors that they may be in violation of OTS Reg. No. 574.4(b), relating to a requirement of submitting either a change of control notice or rebuttals of concerted action or control. Although World Services disputed the bases for the OTS' allegations and pursuant to shareholder approval, World Services sold its entire interest in First Savings to an unaffiliated buyer in August 1997 for $427,000 ($2.51 per share).

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

     Although it has reviewed three different possibilities, World Services has not yet identified a business opportunity for acquisition. It is expected to seek out developing companies to allow World Services to expand into new products or markets, or to develop a new product or service. Established businesses which may be experiencing financial or operating difficulties and would be in need of the additional capital and management expertise World Services could provide also will be investigated. In some instances, a business opportunity may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its securities.

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


Item 2. Description of Property
-------------------------------

     World Services is currently renting a one room office from an unaffiliated party for the sum of $250 per month, including all utilities. Management believes that this arrangement will be suitable for its needs for the immediate future, until such time as any business combination has been substantially completed.

     World Services owns no real property or material personal property.


Item 3. Legal Proceedings
-------------------------

     World Services is not a party to any legal proceedings except as follows, and no such proceedings are known to be contemplated.

     World Services was plaintiff in a civil action in the Circuit Court of the Fifth Judicial Circuit of the State of South Dakota (Civ 97-187, entitled "World Services, Inc. vs. Murray Woulfe") against Murray Woulfe, a former president of World Services, on a promissory note. The action sought recovery of $19,000 including interest and costs. Mr. Woulfe has denied liability and claimed that he owes World Services no obligation under the promissory note. The matter was heard by one of the Circuit Judges of the Fifth Judicial Circuit in and for the County of Brown, State of South Dakota in May 1998. The Circuit Court ruled for the defendant; the Court also allowed the defendant $4,200 for services rendered for the period of April 1989 through December 1989, and allowed interest on that amount at 12% from January 1, 1990 until paid. Management did not agree with this ruling, but decided not to appeal because of the high cost of the appeal and the uncertainty of the outcome.


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

(b)  Holders.

     (b)(1) The approximate number of record holders of World Services' Common Stock, $.001 par value, as of December 31, 1998 was approximately 1,750. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

(c)  Dividends.

     World Services has not paid a dividend with respect to its Common Stock and cannot be expected to pay a dividend on its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Operations

Years Ended December 31, 1998 and 1997
--------------------------------------

     As stated above, until recently World Services has been essentially inactive since early 1988. Until 1995, World Services' activities consisted of nothing more than maintaining its investments in First Savings and Super 8. World Services' only earnings have been from dividends received from its investments in 1997 and 1998, and a nominal amount of interest earned on deposits.

     Expenditures decreased during 1998 as compared to 1997 because of the significantly lesser activities of World Services during 1998. During 1997, World Services negotiated with the federal Office of Thrift Supervision regarding its investment in First Savings, held a shareholder meeting, and sold its interest in First Savings; none of these activities occurred in 1998 and, consequently, legal and accounting expenditures decreased from $55,000 in 1997 to $25,000 in 1998; other general and administrative expenditures during those two years stayed approximately the same. World Services will continue to incur general and administrative expenses necessary to continue the effectuation of World Services' Plan of Operations. World Services does intend to hold a shareholders' meeting during 1999 and this and other activities described in it Plan of Operations are likely to result in increased expenses during 1999.

     Except for dividends which may be paid to World Services by Super 8 (which cannot be assured), and interest from any funds on deposit, World Services anticipates no other income. World Services anticipates continuing expenditures during the 1999 fiscal year as it continues to comply with its obligations as a reporting company pursuant to the Securities Exchange Act of 1934 and the South Dakota corporations law.

     Recently Issued Accounting Pronouncements - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

Liquidity and Capital Resources

December 31, 1998 and 1997
--------------------------

     At the time World Services ceased active business operations in 1989, it was essentially out of money and has been unable to raise any substantial amounts of money since that time. World Services disposed of its interests in its travel agency, real estate operations and insurance operations in an effort to minimize its general and administrative expenses and to raise cash. World Services received approximately $319,000 in dividends from Super 8 in 1998 and $239,000 in 1997. In 1997, World Services also received proceeds of approximately $427,000 from the sale of its investment in First Savings to an unaffiliated third party.

     At December 31, 1998 and 1997, World Services had net working capital of $1,035,000 and $752,000 respectively, as a result of cash dividends received by World Services from Super 8 and the 1997 sale of the First Savings common stock. Prior to 1994, World Services had significant working capital deficits.

     World Services' most significant asset is its investments in Super 8, which is carried at cost. Management believes that the fair market value of this investment is in excess of its book value. However, as a result of the extent of World Services' percentage ownership in Super 8 and its inability to significantly influence this entity, the ultimate realization of this investment may be subject to conditions outside the control of World Services. In 1996 and previous years, World Services had received dividends from its investment in First Savings which also added to its working capital. World Services will receive no additional dividends from First Savings since World Services sold its entire interest in First Savings in October 1997.

     During the years ended December 31, 1998 and December 31, 1997, World Services had limited cash flows from investing and financing activities.


Year 2000 Compliance

     The year 2000 (Y2K) may present problems for computer programs, as well as other embedded technology which use date recognition methods or time-sensitive logic based upon two digits. The date "00" may be recognized as the year 1900 rather than the year 2000, resulting in widespread miscalculations or system failures which could adversely affect business.

     As a non-operating company, World Services expects little impact of the Y2K issues on cash flow or financial conditions. Nevertheless, World Services, in an attempt to prevent financial risk including the loss of revenue and unanticipated costs, is devoting all resources necessary to resolve significant Y2K issues in a timely fashion. The internal assessment phase is complete and all software for computers utilized by World Services is Y2K compliant. With respect to banks and Super 8 with which World Services has material relationships, the Company intends to complete a verification of Y2K compliance by June 30, 1999. Such verification process includes contacting each vendor's information technology department to determine the vendor's state of Y2K readiness, as well as requesting written documentation outlining each vendor's Y2K compliance plan. Y2K non-compliance by the Bank where the Company has its bank account and certificates of deposit, and by Super 8, could adversely affect the Company's assets and liquidity.

     Estimated expenditures for Y2K issues are expected to be less than $1,000.00 for fiscal 1999. However, World Services is not able to determine the total costs for its Y2K program, nor is it able to determine the material effect on the company's financial condition, results of operations or cash flow.

Item 7. Financial Statements
----------------------------

     World Services' audited financial statements, described as follows, are appended to the signature page of this report.

World Services, Inc.
--------------------

    Independent Auditor's Report

    Balance Sheet - December 31, 1998

    Statements of Operations and Comprehensive Income- For the Years Ended December 31, 1998 and 1997

    Statement of Changes in Stockholder's Equity For the Period from January 1, 1997 through December 31, 1998

    Statements of Cash Flow - For the Years
    Ended December 31, 1998 and 1997

    Notes to Financial Statements

Super 8 Motel Developers, Inc.
------------------------------


    INDEPENDENT AUDITORS' REPORT

    FINANCIAL STATEMENTS:

    Consolidated Balance Sheets - December 31, 1998 and 1997

    Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1997

    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

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

     The current officers and directors of World Services are:

Name                           Age              Position
----                           ---              --------

Ronne Tarrell                  57               President, Director
Delores Bower                  55               Vice President, Director
David Jorgenson                63               Director
Delbert Harty                  59               Director
Terry Heinz                    41               Secretary, Treasurer, Director

     A brief summary of the business experience of each person who is currently an officer or director of World Services, and such person's service with World Services is as follows:

     Ronne Tarrell has been president since 1993 and a director of World Services since 1990. He is a licensed realtor in the State of South Dakota and is currently a broker-associate with Real Estate Associates in Aberdeen, South Dakota; prior to that he owned and operated Tarrell Realty for more than the previous five years. Mr. Tarrell is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

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

     Terry Heinz has been a director of World Services since 1993 and Secretary-Treasurer from 1998. At present Mr. Heinz is the account manager at NorCom Advanced Technologies, Inc., a direct marketing firm in Aberdeen, South Dakota. From April 1984 until October 1993 he was a sales representative for Dial-Net, a marketing firm in Sioux Falls, South Dakota. Mr. Heinz is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

(b)  Significant Employees.

     World Services has no salaried employees at the present time. As described below, World Services does pay compensation to its president as an independent contractor.

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

Item 10. Executive Compensation
-------------------------------

(a)(1) & (2)  Cash Compensation.

     The following table sets forth information regarding compensation paid to the chief executive officer of World Services for the three years ended December 31, 1998. No other person who is currently an executive officer of World Services earned salary and bonus compensation exceeding $100,000 during any of those years.


                    Annual Compensation ($$)     Long Term Compensation
                    ------------------------  ---------------------------
                                                    Awards        Payouts
                                              ------------------  -------
       (a)          (b)    (c)     (d)   (e)     (f)       (g)     (h)         (i)
                                              Restricted
     Name and                                   Stock    Options   LTIP       Other
     Position       Year  Salary  Bonus  Other  Awards   & SARs   Payouts  Compensation
------------------  ----  ------  -----  -----  ------   -------  -------  ------------
                           ($$)    ($$)   ($$)   ($$)     (##)     ($$)       ($$)

Ronne Tarrell       1998  22,000   -0-    -0-    -0-       -0-      -0-        -0-
President and       1997  22,000   -0-    -0-    -0-       -0-      -0-        -0-
Chief Executive     1996  -0-      -0-    -0-    -0-       -0-      -0-        -0-
Officer


                                       17

(b)(1)  Compensation Under Plans.

     World  Services  has  no  stock  option  plan,   stock  bonus  plan,  other
compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers, or directors.

(c)  Other Compensation.

     No other compensation was paid or distributed to any officer or director of World Services for services rendered to World Services during the 1998 fiscal year.

(d)  Compensation of Directors.

     World Services paid its directors $150 per directors' meeting attended for their services for a total of ten meetings that were held during fiscal 1997 and five meetings during fiscal 1998. In addition, officers and directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of World Services.

     World Services has no other arrangements pursuant to which any director of World Services was compensated during the 1998 fiscal year for services as a director.

(e)  Termination of Employment and Change in Control.

     World Services has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termi nation of such individual's employment with World Services. World Services has no plan or arrangement with respect to any such persons which will result from a change in control of World Services or a change in the individual's responsibilities following a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of December 31, 1998, as to the beneficial ownership of shares of World Services' only outstanding class of securities, its Common Stock, by each person who, to the knowledge of World Services at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of World Services' Common Stock.

      Name and Address                     Amount of
        of Beneficial                     Beneficial                 Percent of
            Owner                            Owner                     Class
            -----                            -----                     -----

        Murray Woulfe                  223,450 shares(1)                8.2%
       HCR 70 Box 2206
    Lake George, MN 56458

----------

     (1) Ownership is direct. 155,883 of these shares are held in escrow pursuant to an agreement with the Director of Securities of South Dakota until, if even, World Services achieves net earnings per share of $0.10 for any three year period, two of which must be consecutive.

(b)  Security Ownership of Management.

     The following table sets forth information as of December 31, 1998, as to the beneficial ownership of shares of World Services' only outstanding class of securities, its Common Stock, by each person who is a director and/or executive officer of World Services, and by all officers and directors of World Services as a group.

        Name and Address                   Amount of
         of Beneficial                    Beneficial               Percent of
             Owner                       Ownership (2)               Class
             -----                       -------------               -----

     Ronne Tarrell (1)(3)                3,922 shares                    *

     Delores Bower (1)(4)               96,180 shares                 3.5%

     David Jorgenson (1)                 1,706 shares                    *

     Delbert Harty (1)(3)                8,726 shares                    *

     Terry Heinz (1)                       471 shares                    *

     Officers and                      111,005 shares                 4.0%
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

     None

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

   3.2         Bylaws(1)

  10.1         Agreements relating to sale of assets(1)

  10.2 Purchase Agreement dated March 31, 1989 between World Services, Inc. and Rezatto II, Inc.(1)

  10.3         Addendum   Agreement   dated  December  29,  1989  between  World
               Services, Inc. and Rezatto II, Inc.(1)

  10.4 Agreement dated August 18, 1997 for the Purchase and Sale of 169,989 shares of Common Stock of First Savings between Spectrum Bancorporation, Inc., and World Services, Inc.(2)

  22.1         Subsidiaries of World Services:

               (a)  Super 8 Motel Developers, Inc., a South Dakota corporation

(b) During the last quarter of the period covered by this report World Services filed no reports on Form 8-K.

------------

(1) Incorporated by reference from the same numbered exhibit filed with World Services' Report on Form 10-KSB for the fiscal years ended December 31, 1988, 1990, 1991, 1992, 1993 and 1994.

(2) Incorporated by reference from the same numbered exhibit filed with World Services' Report on Form 10-KSB for the fiscal years ended December 31, 1997.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March __, 1999
                                           WORLD SERVICES, INC.


                                           By:
                                              ----------------------------------
                                              Ronne Tarrell, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March __, 1999                                ----------------------------------
                                              Ronne Tarrell, President,
                                              Principal Executive Officer,
                                              and Director


March __, 1999                                ----------------------------------
                                              David Jorgenson, Director


March __, 1999                                ----------------------------------
                                              Delores Bower, Director



March __, 1999                                ----------------------------------
                                              Delbert Harty, Director



March __, 1999                                ----------------------------------
                                              Terry Heinz, Secretary, Treasurer,
                                              Principal Accounting Officer,
                                              Principal Financial Officer,
                                              and Director

                              World Services, Inc.

                              Financial Statements
                           December 31, 1998 and 1997

                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----

Independent Auditor's Report..............................................F-2

Balance Sheet - December 31, 1998.........................................F-3

Statements of Operations and Comprehensive Income -
         For the Years Ended December 31, 1998 and 1997...................F-4

Statement  of Changes in  Stockholders'  Equity -
         For the Period from January 1, 1997 through
         December 31, 1998................................................F-5

Statements of Cash Flows -
         For the Years Ended December 31, 1998 and 1997...................F-6

Notes to Financial Statements.............................................F-7

                          INDEPENDENT AUDITOR'S REPORT




The Stockholders and Board of Directors
World Services, Inc.
Aberdeen, South Dakota



We have audited the accompanying balance sheet of World Services, Inc., as of December 31, 1998, and the related statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of First Savings and Loan Association, Inc (FSL), the investment in which, as discussed in Note 2 to the financial statements, was sold during 1997 and was accounted for by the equity method of accounting. The Company's equity in its net income was $45,000 for the year ended December 31, 1997. The Company received no dividends from FSL in 1997. The financial statements of FSL were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FSL is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of World Services, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
February 22, 1999

                              WORLD SERVICES, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1998



                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                       $    48,000
    Certificates of deposit                                           1,023,000
    Other                                                                19,000
                                                                    -----------
             Total current assets                                     1,090,000

INVESTMENTS AND OTHER ASSETS -
    Investment in Super 8 Motel Developers                              568,000
                                                                    -----------

TOTAL ASSETS                                                        $ 1,658,000
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Payable to redeemed stockholders                                $    44,000
    Other                                                                11,000
                                                                    -----------
         Total current liabilities                                       55,000

STOCKHOLDERS' EQUITY:
    Common stock, par value $.001 per share;
         50,000,000 shares authorized,
         2,640,000 shares issued                                          3,000
    Additional paid-in capital                                        6,364,000
    Accumulated deficit                                              (4,764,000)
                                                                    -----------
             Total stockholders' equity                               1,603,000
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,658,000
                                                                    ===========



              See accompanying notes to these financial statements.


                      WORLD SERVICES, INC. AND SUBSIDIARIES

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME



                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                           -----------------------
                                                              1998         1997
                                                              ----         ----

REVENUES:
    Interest income                                        $   44,000   $   43,000
    Dividend income                                           319,000      239,000
                                                           ----------   ----------
                                                              363,000      282,000
                                                           ----------   ----------
EXPENSES:
    Legal and accounting                                       25,000       55,000
    Other general and administrative expenses                  59,000       57,000
                                                           ----------   ----------
                                                               84,000      112,000
                                                           ----------   ----------

INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATED COMPANIES                   170,000

INCOME ATTRIBUTED TO AFFILIATED COMPANY  (NOTE 2):
    Equity in earnings of affiliated company                     --         45,000
    Gain on sale of investment                                   --         47,000
                                                           ----------   ----------
                                                                 --         92,000
                                                           ----------   ----------

NET INCOME AND COMPREHENSIVE INCOME                        $  279,000   $  262,000
                                                           ==========   ==========

INCOME PER SHARE OF COMMON STOCK (BASIC AND DILUTED)       $      .11   $      .09
                                                           ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING               2,640,000    2,922,000
                                                           ==========   ==========





              See accompanying notes to these financial statements.

                                       F-4


                                          WORLD SERVICES, INC. AND SUBSIDIARIES

                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FROM JANUARY 1, 1997 THROUGH DECEMBER 31, 1998



                                                               Additional
                                       COMMON STOCK              Paid-in       Treasury       Accumulated
                                  Shares          Amount         Capital         Stock           Deficit         Total
                                  ------          ------         -------         -----           -------         -----

BALANCE, January 1, 1997         3,152,000     $     3,000    $ 6,547,000     $    (3,000)    $(5,305,000)    $ 1,242,000

 Common stock redeemed            (436,000)           --         (180,000)           --              --          (180,000)
 Treasury stock retired            (76,000)           --           (3,000)          3,000            --              --
 Net income                           --              --             --              --           262,000         262,000
                               -----------     -----------    -----------     -----------     -----------     -----------

BALANCE, December 31, 1997       2,640,000           3,000      6,364,000            --        (5,043,000)      1,324,000

 Net income                           --              --             --              --           279,000         279,000
                               -----------     -----------    -----------     -----------     -----------     -----------

BALANCE, December 31, 1998       2,640,000     $     3,000    $ 6,364,000     $      --       $(4,764,000)    $ 1,603,000
                               ===========     ===========    ===========     ===========     ===========     ===========







                                  See accompanying notes to these financial statements.

                                                          F-5


                           WORLD SERVICES, INC. AND SUBSIDIARIES

                                 STATEMENTS OF CASH FLOWS



                                                                         YEARS ENDED
                                                                         DECEMBER 31,
                                                                   ----------------------
                                                                      1998         1997
                                                                      ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $ 279,000    $ 262,000
     Adjustments to reconcile net income to net cash provided by operating activities:
             Gain on sale of investment                                 --        (47,000)
             Equity in earnings of affiliate                            --        (45,000)
             Increase in other assets                                  5,000       (3,000)
             (Decrease) in accounts payable and accrued expenses      11,000         --
                                                                   ---------    ---------
         Net cash provided by operating activities                   295,000      167,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash from sale of First Savings & Loan investment                  --        427,000
     Redemption of United States Treasury note                       399,000         --
     Purchase of United States Treasury Note                            --       (399,000)
     Purchase of certificate of deposit                             (683,000)     (50,000)
                                                                   ---------    ---------
         Net cash used in investing activities                      (284,000)     (22,000)
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITY -
     Redemption of common stock                                      (29,000)    (107,000)
                                                                   ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                (18,000)      38,000

CASH AND CASH EQUIVALENTS, at beginning of period                     66,000       28,000
                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, at end of period                        $  48,000    $  66,000
                                                                   =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for:
         Income taxes                                              $    --      $    --
                                                                   =========    =========

         Interest                                                  $    --      $    --
                                                                   =========    =========

     Noncash investing and financing activities:
         Unpaid portion of common stock redeemed                   $  44,000    $  73,000
                                                                   =========    =========

         Treasury stock retired                                    $    --      $   3,000
                                                                   =========    =========




                   See accompanying notes to these financial statements.

                                            F-6

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------------------------------------

     Nature of Operations - World Services, Inc. (the "Company") was incorporated in December 1979 as Midwest Management & Marketing Corporation and was renamed World Services, Inc. in July 1983. The Company was formed to invest in and manage companies primarily involved in the insurance, real estate, and financial institution industries, along with other service industries. The Company divested itself of all operating subsidiaries by 1989 and currently holds one investment.

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

     Earnings Per Share - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company had no potentially dilutive securities during 1998 or 1997 and as such, basic and dilutive earnings per share are the same for each year. The adoption of SFAS No. 128 had no effect on EPS for 1998 or 1997.

     Comprehensive Income - Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, change in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net income for all periods presented in these financial statements.

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

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



     Impairment of Long-Lived Assets - Effective January 1, 1996, the Company adopted SFAS No. 121. In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of SFAS 121 had no effect on the financial statements.

     Recently Issued Accounting Pronouncements - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.


2. INVESTMENTS IN COMPANIES:
----------------------------

     Prior to the sale of the Company's investment in FSL during 1997, the Company owned approximately 22% of FSL (formerly Midwest Savings and Loan). The investment was accounted for under the equity method of accounting. The Company received $-0- in dividends during 1997. The Company sold its investment in FSL during 1997 for $427,000 and recognized a gain on sale of $47,000.

     The Company also owns approximately 16% of the outstanding common stock of S8MD. The investment is accounted for under the cost method, which management believes is less than its market value. S8MD is a privately held company, for which the Company does not exercise significant influence. The Company recorded approximately $319,000 and $239,000 in dividend income from S8MD during 1998 and 1997, respectively.

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



     The financial statements of FSL and S8MD were audited by other auditors. Summarized statements of financial information for FSL and S8MD are as follows:

                    SUMMARIZED FINANCIAL INFORMATION FOR FSL
                    ----------------------------------------
                               (Amounts in 000's)

                                                  FOR THE
                                                YEARS ENDED
                                               SEPTEMBER 30,
                                                   1997
                                                   ----

                       Total assets               $   *
                                                  =======
                       Total liabilities          $   *
                                                  =======
                       Stockholders' equity       $   *
                                                  =======
                       Net income                 $   205
                                                  =======

     ------------------------

     *These amounts are not considered relevant since the Company had sold its investment in FSL by December 31, 1997.


                    SUMMARIZED FINANCIAL INFORMATION FOR S8MD
                    -----------------------------------------
                               (Amounts in 000's)


                                             FOR THE YEARS ENDED
                                                 DECEMBER 31
                                              ------------------
                                               1998       1997
                                               ----       ----

                 Total assets                 $30,080   $30,269
                                              =======   =======

                 Total liabilities            $26,058   $26,161
                                              =======   =======

                 Total stockholders' equity   $ 4,022   $ 4,108
                                              =======   =======

                 Revenues                     $16,992   $15,625
                                              =======   =======

                 Expenses                     $15,125   $14,419
                                              =======   =======

                 Net income                   $ 1,867   $ 1,206
                                              =======   =======

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



3. FAIR VALUE OF FINANCIAL INSTRUMENTS:
---------------------------------------

     The estimated fair values for financial instruments under Financial Accounting Standards No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of the Company's certificates of deposit approximate their carrying value because of the short maturity of these instruments. The fair value of the Company's investment in S8MD is determined on the basis of comparisons with similar companies whose shares are publicly traded. Based on these comparisons, return on investment, and percentage ownership in the equity of S8MD management believes its cost basis is less than the market value. However, because of a lack of marketability of the S8MD shares and the Company's lack of control over S8MD, management believes it is difficult to provide an estimate as to the fair value of its S8MD shares.


4. CONCENTRATION OF CREDIT RISK:
--------------------------------

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


5. INCOME TAXES:
----------------

     The Company's actual effective income tax rate differs from the U.S. Federal corporate income tax rate of 34% as follows:


                                                   December 31,
                                                   ------------
                                                   1998    1997
                                                   ----    ----

                Statutory Rate                      34%     34%
                Dividend treatment for tax         (24%)   (21%)
                Reduction in valuation allowance   (10%)   (13%)
                                                   ---     ---

                Effective tax rate                   0%      0%
                                                   ===     ===

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



     Long-term deferred tax assets (liabilities) are comprised of the following:


                                                            December 31,
                                                     --------------------------
                                                        1998            1997
                                                        ----            ----

Net operating loss carryforward and investment tax   $ 1,131,000    $ 1,154,000
    credit carryforwards

Less valuation allowance                              (1,131,000)    (1,154,000)
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========


     As of December 31, 1997, the Company has net operating loss carryforwards for income tax purposes of $3,250,000 which expire in the years 1999 to 2011. The net operating loss carryforwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations. In addition, there are investment tax credit carryforwards of $28,000. The change in the deferred tax valuation allowance from 1997 to 1998 was a decrease of $23,000.


6. STOCKHOLDERS' EQUITY:
------------------------

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

     During 1997, the Company declared a 1 for 510 reverse stock split and a 300 for 1 forward stock split. Accordingly, all common stock reflected in the financial statements and accompanying notes reflect the effect of the split and reverse split. As a result of the reverse stock split, the Company redeemed and retired approximately 436,000 shares of post split common stock at approximately $.43 per share.

     During 1997, the Company retired approximately 76,000 shares of treasury stock.

                         SUPER 8 MOTEL DEVELOPERS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES

Table of Contents

--------------------------------------------------------------------------------
                                                                           Page
                                                                           ----

INDEPENDENT AUDITOR'S REPORT                                                 1

FINANCIAL STATEMENTS
     Consolidated Balance Sheets                                             3
     Consolidated Statements of Operations                                   4
     Consolidated Statements of Stockholders' Equity                         5
     Consolidated Statements of Cash Flows                                   6
     Notes to Consolidated Financial Statements                              8

                          INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------


To the Board of Directors
Super 8 Motel Developers, Inc.
Aberdeen, South Dakota

We have audited the accompanying consolidated historical cost balance sheets of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated historical cost financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also compiled the supplemental current value balance sheet of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1998 and 1997 in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting information that is the representation of management in the form of financial statements. We have not audited or reviewed the current value balance sheets and, accordingly, do not express an opinion or any other form of assurance on them.

As described in Note 15 to the balance sheet, the supplemental current value balance sheets have been prepared by management to present relevant financial information that is not provided by the historical cost balance sheets and are not intended to be a presentation in accordance with generally accepted accounting principles. In addition, the supplemental current value balance sheets do not purport to present the net realizable, liquidation, or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of assets may vary significantly from the current values presented.


/s/ Eide Bailey, LLP
--------------------

Aberdeen, South Dakota
February 25, 1999


SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------------------------------------------


ASSETS

                                                              1998                                 1997
                                                  ------------------------------      ------------------------------
                                                  Supplemental                        Supplemental
                                                     Current                             Current
                                                      Value          Historical           Value          Historical
                                                    (Note 15)           Cost            (Note 15)            Cost
                                                   -----------       -----------       -----------       -----------
                                                   (Compiled)                          (Compiled)
CASH AND CASH
  EQUIVALENTS                                      $ 2,146,547       $ 2,146,547       $ 1,774,655       $ 1,774,655
                                                   -----------       -----------       -----------       -----------

RECEIVABLES
  Trade                                                263,479           263,479           291,367           291,367
  Note                                                    --                --             130,260           130,260
  Other                                                 22,699            22,699            20,517            20,517
                                                   -----------       -----------       -----------       -----------
                                                       286,178           286,178           442,144           442,144
                                                   -----------       -----------       -----------       -----------

PREPAID EXPENSES                                       184,518           184,518           201,648           201,648
                                                   -----------       -----------       -----------       -----------

INVESTMENT IN LIMITED
  PARTNERSHIPS                                         338,136           338,136           469,523           469,523
                                                   -----------       -----------       -----------       -----------

MOTEL PROPERTIES AND
  EQUIPMENT, NET                                    49,301,000        24,551,681        45,239,000        25,212,737
                                                   -----------       -----------       -----------       -----------

OTHER ASSETS
  Developed outlots                                    377,446           377,446              --                --
  Unamortized sub-franchise rights                   1,605,000              --           1,491,000              --
  Unamortized financing costs                             --           1,269,447              --           1,381,353
  Unamortized franchise fees                              --             149,450              --             168,803
  Restricted cash                                      677,154           677,154           608,995           608,995
  Other                                                 99,633            99,633             9,150             9,150
                                                   -----------       -----------       -----------       -----------
                                                     2,759,233         2,573,130         2,109,145         2,168,301
                                                   -----------       -----------       -----------       -----------

                                                   $55,015,612       $30,080,190       $50,236,115       $30,269,008
                                                   ===========       ===========       ===========       ===========



See Notes to Consolidated Financial Statements.


                                       2

---------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1998                                  1997
                                         -------------------------------       ---------------------------------
                                         Supplemental                          Supplemental
                                           Current                                Current
                                            Value            Historical            Value             Historical
                                          (Note 15)             Cost             (Note 15)              Cost
                                         -----------         -----------         ----------          -----------
                                         (Compiled)                              (Compiled)

LIABILITIES
  Accounts payable and
   accrued expenses, other
   than income taxes                     $   638,907         $   638,907         $   628,285         $   628,285
  Income taxes                                34,642              34,642
  Notes payable                           25,354,656          25,354,656          25,491,613          25,491,613
  Deferred income taxes                       30,000              30,000              41,000              41,000
  Income taxes and sales
    commissions on realization
    of estimated values                    9,486,200                --             7,713,900                --
                                         -----------         -----------         -----------         -----------
                                          35,544,405          26,058,205          33,874,798          26,160,898
                                         -----------         -----------         -----------         -----------


COMMITMENTS AND
  CONTINGENCIES                                 --                  --                  --                  --
                                         -----------         -----------         -----------         -----------

STOCKHOLDERS' EQUITY
  Common stock: authorized
    500,000,000 shares, $.10 par
    value; issued and outstanding,
    4,882,508 shares                         488,251             488,251             488,251             488,251
  Additional paid-in capital               2,279,628           2,279,628           2,279,628           2,279,628
  Retained earnings                        1,254,106           1,254,106           1,340,231           1,340,231
  Unrealized appreciation                 15,449,222                --            12,253,207                --
                                         -----------         -----------         -----------         -----------
                                          19,471,207           4,021,985          16,361,317           4,108,110
                                         -----------         -----------         -----------         -----------

                                         $55,015,612         $30,080,190         $50,236,115         $30,269,008
                                         ===========         ===========         ===========         ===========




See Notes to Consolidated Financial Statements.


                                       3

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------


                                                          1998           1997
                                                       -----------   -----------
OPERATIONS

REVENUES
  Motel revenues                                       $15,601,862   $14,428,933
  Motel management fees                                    328,328       325,933
  Accounting fees                                           86,400        82,080
  Sub-franchise fees                                       345,226       434,833
  Equity in net income of limited partnerships              71,189        59,260
  Interest income                                          207,504       221,409
  Other income                                              70,380        54,295
  Net gain on disposal of assets                           281,561        18,339
                                                       -----------   -----------
                                                        16,992,450    15,625,082
                                                       -----------   -----------

COSTS AND EXPENSES
  Operating expenses:
    Motel operating and management expenses              9,928,316     9,657,784
    Administration expenses                                414,759       390,807
                                                       -----------   -----------
                                                        10,343,075    10,048,591
  Interest                                               2,244,378     2,235,203
                                                       -----------   -----------
                                                        12,587,453    12,283,794
                                                       -----------   -----------

    Income before depreciation and amortization          4,404,997     3,341,288

  Depreciation and amortization                          1,293,119     1,329,954
                                                       -----------   -----------

INCOME BEFORE INCOME TAXES                               3,111,878     2,011,334

PROVISION FOR INCOME TAXES                               1,245,000       805,000
                                                       -----------   -----------

NET INCOME                                             $ 1,866,878   $ 1,206,334
                                                       ===========   ===========


See Notes to Consolidated Financial Statements.

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                      Additional
                                        Common         Paid-in        Retained
                                         Stock         Capital        Earnings
                                      -----------    -----------    -----------

BALANCE, JANUARY 1, 1997              $   488,251    $ 2,279,628    $ 1,598,649

CASH DIVIDENDS                               --             --       (1,464,752)

NET INCOME                                   --             --        1,206,334
                                      -----------    -----------    -----------

BALANCE, DECEMBER 31, 1997                488,251      2,279,628      1,340,231

CASH DIVIDENDS                               --             --       (1,953,003)

NET INCOME                                   --             --        1,866,878
                                      -----------    -----------    -----------

BALANCE, DECEMBER 31, 1998            $   488,251    $ 2,279,628    $ 1,254,106
                                      ===========    ===========    ===========




See Notes to Consolidated Financial Statements.



SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997

----------------------------------------------------------------------------------

                                                           1998           1997
                                                        -----------    -----------

OPERATING ACTIVITIES
  Net income                                            $ 1,866,878    $ 1,206,334
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                          1,174,538      1,213,440
    Amortization                                            118,581        116,514
    Net gain on disposal of property and other assets      (281,561)       (18,339)
    Allocation of net income of limited partnerships        (71,189)       (59,260)
    Deferred income taxes                                   (11,000)        49,000
    Changes in assets and liabilities:
      Accounts and notes receivable                         155,966            391
      Net repayments from limited partnerships              133,678        317,435
      Prepaid expenses                                       17,130         32,012
      Other assets                                         (158,693)       126,878
      Accounts payable and accrued expenses                  45,264        (90,182)
                                                        -----------    -----------

NET CASH FROM OPERATING ACTIVITIES                        2,989,592      2,894,223
                                                        -----------    -----------

INVESTING ACTIVITIES
  Distributions from limited partnerships                    68,898         35,343
  Payments for motel properties and equipment            (1,962,621)    (1,535,709)
  Proceeds from sale of property and equipment            1,365,983        735,743
                                                        -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES                      (527,740)      (764,623)
                                                        -----------    -----------

FINANCING ACTIVITIES
  Proceeds from notes payable                             1,159,682        520,317
  Financing costs                                              --          (64,307)
  Principal payments on notes payable                    (1,296,639)      (551,654)
  Cash dividends paid                                    (1,953,003)    (1,464,752)
                                                        -----------    -----------

NET CASH USED BY FINANCING ACTIVITIES                    (2,089,960)    (1,560,396)
                                                        -----------    -----------




(continued on next page)



CONSOLIDATED STATEMENTS OF CASH FLOWS - page 2

--------------------------------------------------------------------------------


                                                          1998           1997
                                                       ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   371,892        569,204

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                 1,774,655      1,205,451
                                                       ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $2,146,547     $1,774,655
                                                       ==========     ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash paid for interest                             $2,247,260     $2,237,529
    Cash paid for income taxes                          1,186,719        726,535
                                                       ==========     ==========



See Notes to Consolidated Financial Statements.

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

Super 8 Motel Developers, Inc. and Subsidiaries (the Company) was organized in April 1984, and is engaged in the business of developing, owning and operating Super 8 Motels, primarily in the States of Virginia, West Virginia, Maryland, Delaware and the District of Columbia.

The essential nature of the Company's operation is such that current obligations must be liquidated out of future revenues to be derived from the rental of its motel properties. Therefore, assets are essentially reflected in the balance sheet in relative order of liquidity and liabilities in relative order of currency.

Principles of Consolidation

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

                  Motel buildings and improvements          10-40 years
                  Furniture, fixtures and equipment          3- 7 years

Sub-Franchise Rights

This cost is being written-off on the straight-line basis over ten years. The territorial rights are subject to certain terms and conditions as set forth in the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Financing Costs

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

Advertising Costs

The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 1998 and 1997 were $362,228 and $462,069, respectively.

Estimates

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


NOTE 2 - CASH AND CASH EQUIVALENTS

At December 31, 1998 and 1997, the carrying amount of the Company's total cash and cash equivalents was $2,146,547 and $1,774,655, respectively. In addition, the Company considers as cash equivalents its share of deposits held in a combined cash account with related parties. Accordingly, the Company's cash equivalents may be affected by negative cash balances of related parties included in the combined account (see Note 14).

The Company maintains its temporary cash with high credit quality financial institutions and limits the amount of credit exposure through the use of bank repurchase agreements which are collateralized by United States treasury securities. At times, cash on deposit may exceed the federally insured limit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - NOTES RECEIVABLE

At December 31, 1997, the Company had a contract receivable from the purchasers of its Dumfries, Virginia motel property. The note accrued interest at 10% and was paid in full during 1998.


NOTE 4 - INVESTMENT IN LIMITED PARTNERSHIPS

At December 31, 1998, the Company was a general partner in nine limited partnerships, all of which were formed for the purpose of owning and operating Super 8 Motels. The Company's investment is increased for its share of earnings and any advances to the partnerships which are made for the purpose of supplementing operations and, in one instance, to guarantee cash distributions to its limited partners. Any advances to the partnerships are unsecured, due on demand, and bear interest at variable rates, currently 2.0% to 8.5%. The Company's investment is decreased by its share of partnership losses and cash distributions received. The investment is also increased by syndication costs incurred and decreased by unrecognized gains on the sale of the property. At December 31, 1998 and 1997, syndication costs incurred totaled $179,521 and unrecognized gains on the sale of property totaled $744,253. The following is a schedule of the Company's investments in limited partnerships at December 31, 1998 and 1997:

                    Location                    1998         1997
                    --------                    ----         ----

            Aberdeen, Maryland              $ (40,873)   $ (40,822)
            Bristol, Virginia                 (60,841)     (62,244)
            Culpeper, Virginia                 (7,532)      12,850
            Farmville, Virginia               (19,441)      28,217
            Fredericksburg/
             Waynesboro, Virginia             (12,065)     (10,832)
            Havre de Grace, Maryland          263,101      282,004
            Richmond Airport/
             Harrisonburg, Virginia           (12,009)     (11,287)
            Richmond Broad St., Virginia/
             Martinsburg, West Virginia       159,664      149,634
            Richmond Midlothian, Virginia      68,132      122,003
                                            ---------    ---------

                                            $ 338,136    $ 469,523
                                            =========    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The condensed combined financial information on the above investments is as follows:

                                            December 31,  December 31,
                                                1998          1997
                                                ----          ----

           Assets                           $14,677,510   $15,050,286
                                            ===========   ===========

           Liabilities                      $11,988,219   $12,242,642
           Partners' equity                   2,689,291     2,807,644
                                            -----------   -----------

                                            $14,677,510   $15,050,286
                                            ===========   ===========
           Net income before depreciation
             and amortization               $ 1,218,663   $ 1,235,910
                                            ===========   ===========

           Net income                       $   481,197   $   524,064
                                            ===========   ===========


NOTE 5 - MOTEL PROPERTIES AND EQUIPMENT

The Company's property and equipment consisted primarily of 28 operating motels as of December 31, 1998 and 1997, and one motel under construction at December 31, 1997.

                                                 1998          1997
                                                 ----          ----

         Land                                $ 6,183,887   $ 6,804,514
         Motel buildings and improvements     24,184,699    23,352,708
         Furniture, fixtures and equipment     6,713,237     6,424,241
                                             -----------   -----------
                                              37,081,823    36,581,463
         Less accumulated depreciation        12,530,142    11,941,181
                                             -----------   -----------
                                              24,551,681    24,640,282
         Construction in progress                   --         572,455
                                             -----------   -----------

                                             $24,551,681   $25,212,737
                                             ===========   ===========


NOTE 6 - SUB-FRANCHISE RIGHTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

Sub-franchise fee income under this agreement totaled $345,226 and $434,833 during the years ended December 31, 1998 and 1997.


NOTE 7 - NOTES PAYABLE

The Company's long-term debt consists of mortgage notes collateralized by real estate, furniture, fixtures and equipment. The notes which have fixed and variable rates ranging from 7.75% to 8.68% are generally payable in monthly installments and due at varying dates through 2016. The weighted average interest rate of the notes was 8.57% and 8.76% as of December 31, 1998 and 1997, respectively.

Approximate principal maturities during the next five years are as follows:

                       1999                 $    745,800
                       2000                      812,100
                       2001                    1,300,500
                       2002                      919,600
                       2003                    1,929,000

At December 31, 1997, the Company had one motel under construction. The Company had a construction and permanent financing commitment of $1,680,000 of which only $520,317 had been drawn against the construction loan as of December 31, 1997. Interest expense capitalized totaled $34,583 and $12,046 in 1998 and 1997, respectively.


NOTE 8 - LAND LEASE

In July 1987, the Company entered into an agreement to lease a parcel of land on which it has developed a motel. The initial term of the lease is 60 years and called for initial rental of $35,200 per year. The lease payments increase by 10% at the end of five years and by 10% at the end of each five-year period thereafter throughout the term of the lease. The lease also requires contingent rental payments equal to two and one-half percent of the amount by which the motel's gross sales exceed $1,200,000. For the years ended December 31, 1998 and 1997, there were no payments required under this provision as the motel's sales did not exceed $1,200,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Future minimum payments for the initial term as of December 31, 1998 under the lease are as follows:

                       1999                    $    42,592
                       2000                         42,592
                       2001                         42,592
                       2002                         43,657
                       2003                         46,851
                    Thereafter                   3,122,461
                                                 ---------
                                               $ 3,340,745
                                               ===========

Lease expense for the years ended December 31, 1998 and 1997 was $42,592 and $39,688, respectively.


NOTE 9 - RELATED PARTY TRANSACTIONS AND OTHER AGREEMENTS

The Company conducts business with a major shareholder and certain limited partnerships (see Note 4).

The following is a summary of transactions with related parties:

                                                1998       1997
                                                ----       ----
              Revenues:
                Management fees               $328,328   $325,933
                Accounting fees                 86,400     82,080
                Interest income                 71,740    107,018

              Costs and expenses:
                Travel and meeting expenses     34,508     12,958
                Office rent                     47,345     46,288


NOTE 10 - FRANCHISE AGREEMENTS

The Company's wholly-owned subsidiaries operate Super 8 motels under franchise agreements with Super 8 Motels, Inc. As part of the agreement, the subsidiaries are obligated to pay Super 8 Motels, Inc. room royalties equal to 4% of total room rental revenues and 1% or 2% of room rentals as a national advertising and reservation fee. Certain subsidiaries are obligated under their franchise agreement to contribute an additional 1% of room revenues towards the Franchisor's national media campaigns. The Company participated in a national media campaign sponsored by Super 8 Motels, Inc. under which 26 of its motels contributed an additional 1% of room revenues through December 31, 1997.

The following is a summary of fees paid under the franchise agreements:

                                                      1998       1997
                                                      ----       ----

        Royalty fees                                $611,762   $566,414
        National advertising and reservation fees    267,967    244,763
        National media fees                           11,544    141,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The franchise agreements also place restrictions on the transfer of the franchise and the sale or lease of the motel without prior written consent of the franchisor.


NOTE 11 - LIFE INSURANCE

The Company is the owner and beneficiary of two $1,000,000 life insurance policies insuring the lives of its president and chief executive officer.


NOTE 12 - INCOME TAXES

The provision for income taxes consists of the following components:

                                           1998           1997
                                           ----           ----

               Current taxes           $ 1,256,000    $   756,000
               Deferred income taxes       (11,000)        49,000
                                       -----------    -----------

                                       $ 1,245,000    $   805,000
                                       ===========    ===========

A deferred tax liability has been recognized for the taxable temporary differences related to different depreciation methods for financial and tax purposes. The deferred tax liability as of December 31, 1998 and 1997 was $30,000 and $41,000, respectively.


NOTE 13 - STOCK OPTION AGREEMENTS

The Company had entered into stock option agreements with various employees which allow the employees to purchase shares of the Company's common stock at fair market value. No options were exercised in 1998 or 1997 and options for 21,178 and 34,411 shares expired during 1998 and 1997, respectively. As of December 31, 1998, no options remain.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company, as general partner, is contingently liable for liabilities of the limited partnerships as listed in Note 4. The balance of the mortgage notes totaled approximately $3,691,000 at December 31, 1998. Management believes these obligations are adequately secured by the underlying collateral.

The Company maintains a combined bank account for the limited partnership motels managed by the Company (see Notes 4 and 9). As such, the overdrafts of one partnership are offset by cash balances of the Company and other partnerships. Upon dissolution of the combined bank account or sale or liquidation of a partnership with a positive cash balance, the Company may be liable for any unfunded positive balances. The December 31, 1998 and 1997 balances relating to these entities totaled approximately $714,200 and $560,800, respectively. These balances are not included in the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The Company and subsidiaries are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.


NOTE 15 - CRITERIA USED IN THE SUPPLEMENTAL CURRENT VALUE PRESENTATION
  (COMPILED)

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

Management's estimates of unrealized appreciation at December 31, 1998 and 1997, are summarized as follows:

                                                  1998          1997
                                                  ----          ----

        Motel properties                      $49,301,000   $45,239,000
        Sub-franchise rights                    1,605,000     1,491,000
                                              -----------   -----------
                                               50,906,000    46,730,000
        Less:
           Historical cost basis               25,970,578    26,762,893

           Sales commissions on realization
              of estimated current values       1,527,200     1,401,900
                                              -----------   -----------
                                               23,408,222    18,565,207
           Income taxes on realization of
              estimated current values          7,959,000     6,312,000
                                              -----------   -----------

           Unrealized appreciation            $15,449,222   $12,253,207
                                              ===========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Assumptions for current value estimates:

     Assets and liabilities included in current value estimation:
     ------------------------------------------------------------

     The current value computation of assets is limited to operating motels (28 at December 31, 1998 and 1997), one motel under construction at December 31, 1997 and the Company's sub-franchise rights for all Super 8 Motels in its territory.

     General business intangibles, such as financing costs, franchise fees and organization costs have not been carried forward from the historical cost basis to the supplemental current value presentation. Other assets and liabilities have not been revalued since the historical cost of those assets and the recorded basis of those liabilities approximate current values.

     The current value of the operating motel properties open longer than one year was determined by capitalizing adjusted net income at 11.5% and 12% in 1998 and 1997, respectively. Adjusted net income consists of net income before debt service, amortization and depreciation. The Company's motel under construction was valued at historical cost at December 31, 1997. For any motel which was open less than one year (one at December 31, 1998) the Company used the appraised value as its current value.

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