Form 10-Q
period 1999-03-31
WORLD SERVICES INC
filed 1999-05-06
CIK 767410

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                    QUARTER REPORT UNDER SECTION 13 0R 15(d)


                3-31-99
Quarter Ended______________Commission File Number____________

                              World Services, Inc.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         South Dakota                                            46-0355586
--------------------------------------------------------------------------------
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   PO Box 786 Aberdeen, South Dakota                                57402
--------------------------------------------------------------------------------
(Address if principal executive offices)                          (Zip Code)

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

As of March 31, 1999, Registrant had 2,639,679 shares of its $.001 par value common stock outstanding.

                                      INDEX


     PART I.     FINANCIAL INFORMATION:

     Item 1.     Balance Sheet as of March 31, 1999 ............   1

                 Statements of Operations for Quarters Ended
                 March 31, 1999 and 1998 .......................   2

                 Statements of Cash Flows for the Three Months
                 Ended March 31, 1999 and 1998 .................   3

                 Notes to Financial Statements .................   4

     Item 2.     Management's discussion and Analysis of
                 Financial Condition and Results of
                 Operations:

                 Liquidity and Capital Resources ...............   6

                 Results of Operations .........................   7


     PART II.    OTHER INFORMATION:

     Item 1.     Legal Proceedings .............................   8

     Item 2.     Changes in Securities .........................   8

     Item 3.     Default Upon Senior Securities ................   8

     Item 4.     Submission of matters to a Vote of Security
                 Holders .......................................   8

     Item 5.     Other Information .............................   8

     Item 6.     Exhibits and Reports on Form 10-Q .............   8

                              WORLD SERVICES, INC.
                                  BALANCE SHEET
                                 March 31, 1999


                                     ASSETS
                                     ------


CURRENT ASSETS
  Cash                                                         $      32,199.01
  Money Market Fund                                                       49.49
  Certificates of Deposit                                          1,031,424.26
  Interest Receivable                                                 18,483.73
                                                               ----------------
     TOTAL CURRENT ASSETS                                          1,082,156.49

INVESTMENTS AND OTHER ASSETS
  Investment-Super 8 Developers                                      568,000.00
                                                               ----------------
TOTAL OTHER ASSETS                                                   568,000.00
                                                               ----------------
TOTAL ASSETS                                                   $   1,650,156.49
                                                               ================

                      LIABILITIES AND STOCKHOLDERS EQUITY
                      -----------------------------------


CURRENT LIABILITIES
 Stock Redemption payable                                      $      42,317.25
                                                               ----------------
         TOTAL CURRENT LIABILITIES                                    42,317.25

STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
         share; (50,000,000 shares
         authorized)with
         2,640,000 shares issued                                       2,715.00
  Additional paid in capital                                       6,364,354.75
  Accumulated Deficit                                             (4,759,230.51)
                                                               ----------------
     TOTAL STOCKHOLDERS' EQUITY                                    1,607,839.24
                                                               ----------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                         $   1,650,156.49
                                                               ================

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                 For the Quarters Ended March 31, 1999 and 1998

                                                     1999             1998
                                                     ----             ----
REVENUE
  Interest Income                               $   14,296.92     $    3,162.76
                                                -------------     -------------
     TOTAL REVENUE                                  14,296.92          3,162.76
                                                -------------     -------------

EXPENSES
  Accounting Fees                                    5,742.00          3,663.56
  Contract Wages & Consulting                        1,385.00          3,219.00
  Faxes                                                 18.75             72.00
  Legal Fees                                           501.13          1,417.75
  Director Fees                                        450.00          1,350.00
  Office Supplies                                        0.00            136.48
  Miscellaneous                                          0.00            308.00
  Postage                                              105.60            259.37
  Supplies                                              48.10            220.00
  Telephone                                             10.98            108.96
  Rent                                                 750.00            750.00
                                                -------------     -------------
         TOTAL EXPENSES                              9,011.56         11,505.12
                                                -------------     -------------

INCOME(LOSS)BEFORE INCOME TAXES                      5,285.36         (8,342.36)

INCOME TAXES                                             0.00              0.00
                                                -------------     -------------
NET INCOME (LOSS)                               $    5,285.36     $   (8,342.36)
                                                =============     =============

INCOME PER SHARE (Basic & Diluted)              *                 *
                                                =============     =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                 2,640,000         2,640,000
                                                =============     =============

* Less than $0.01 per share.

                              WORLD SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998


                                                         1999           1998
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                        $ 5,285.36     $(8,342.36)

  Adjustment to reconcile net income to
    net cash used in operating
     activities:
    (Increase) Decrease in:
     Interest Receivable                                   95.27       5,375.46
     Other Assets                                           0.00      (8,177.82)
     Increase (Decrease) in:
     Accounts Payable                                 (11,000.00)          0.00
     Stock Redemption Payable                          (2,071.00)     (3,293.50)
                                                      ----------     ----------
     NET CASH PROVIDED(USED)BY
      OPERATING ACTIVITIES                             (7,690.37)    (14,438.22)
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Certificates of Deposit              (8,424.26)          0.00
                                                      ----------     ----------
      NET CASH USED BY INVESTING
       ACTIVITIES                                      (8,424.26)          0.00
                                                      ----------     ----------

      NET INCREASE(DECREASE)IN CASH                   (16,114.63)    (14,438.22)

CASH AT BEGINNING OF PERIOD                            48,313.64      65,451.44
                                                      ----------     ----------
CASH AT END OF PERIOD                                 $32,199.01     $51,013.22
                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Income taxes                                      $     0.00     $     0.00
                                                      ==========     ==========
    Interest paid                                     $     0.00     $     0.00
                                                      ==========     ==========

                              WORLD SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 1999


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 31, 1999, and the results of operations and Statements of Cash Flows for the three months ended March 31, 1999 and 1998.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.


NOTE 2 - INCOME TAXES
--------------------------------------------------------------------------------

As of December 31, 1998, the Company had net operating loss carry forwards for income tax purposes totaling approximately $2,700,000 which expire in the years 1999 to 2011. The net operating loss carry forwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations.


NOTE 3 - Y2K COMPLIANCE
--------------------------------------------------------------------------------
The Failure of Systems and Equipment on which we depend to by Year 2000 compliant could adversely affect our business.

Computer programs or other embedded technology that have been written using two digits to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in widespread miscalculations or system failures. If we and the

                              WORLD SERVICES, INC.

                       FOR THE PERIOD ENDED MARCH 31, 1999


banks where we have deposits or the subsidiary company in which we hold a minority stock interest are unable to address Year 2000 issues in a timely manner, it could result in material financial risk, including the loss of revenue and unanticipated costs. Therefore, we plan to devote all resources necessary to resolve significant Year 2000 issues in a timely manner.

Both information technology systems and non-IT systems using embedded technology may be affected by the Year 2000. We have completed the assessment phase of our Year 2000 program. We only have one computer and it's software is Y2K compliant. Since we are currently a non-operating company, we expect little impact of Y2K issues on our cash flow or financial condition. We have not completed the process or verification of whether banks and subsidiary with which we have material relationships are Year 2000 compliant. We intend to complete this verification process with our banks and subsidiary by the quarter ending June 30, 1999. The process of verification includes contacting each vendor's IT department to determine their state of Year 2000 readiness and requesting written documentation outlining each vendor's Year 2000 compliance plan.

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


LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1999, COMPARED TO DECEMBER 31, 1998
--------------------------------------------------------------------------------

During the three months ended March 31, 1999, cash decreased approximately $16,100, as a result of paying off accounts payable and purchasing certificates of deposits which are now held by the Company.

Interest receivable decreased from $18,579 at December 31, 1998, to $18,484 at March 31, 1999.

Primarily as a result of the decrease in cash, current assets decreased by $7,786, from $1,089,942 at December 31, 1998, to $1,082,156 at March 31, 1999.
This decrease in cash is mainly due to paying off accounts payable.

Current liabilities decreased $13,071 from $55,388 at December 31, 1998, to $42,317 at March 31, 1999. The decrease is the result of paying off accounts payable and payments made on stock redemption payable.

As a result of the Company's net income for the three months of $5,285, the accumulated deficit decreased from $4,764,516 at December 31, 1998, to $4,759,231 at March 31, 1999. As a result, total stockholders equity increased from 1,602,554 at December 31, 1998, to $1,607,839 at March 31, 1999.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split. Following the reverse stock split, there were a number of fractional shares which were redeemed. Not all of the fractional shares had been submitted for payment by December 31, 1998 or March 31, 1999. As a result, the 'current liabilities' portion of the balance sheet reflects a "stock redemption payable." During the three months ended March 31, 1999, the Company redeemed outstanding fractional shares with a value of approximately $2,071. The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

Total revenue for the three months ended March 31, 1999, was $14,297 as compared to $3,163 for the comparable period ended March 31, 1998, an increase of $11,134.

Operating expenses were $9,012 for the three months ended March 31, 1999, compared to $11,505 for the comparable period ended March 31 1998, a decrease of $2,493. This decrease was in legal, director, and consulting fees.

Based on the foregoing, the net income available to stockholders for the three months ended March 31, 1999, was $5,285, which translates to a net income per share of less than $0.01 based on 2,640,000 weighted average shares outstanding. This compares to the net loss after taxes for the three months ended March 31, 1998, of $8,342, which translates to a net loss per share of less than $0.01 based on 2,640,000 weighted average shares outstanding at that time.

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

None.


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

April 28, 1999

                                                    WORLD SERVICES, INC.


                                           By: /s/ Ronne Tarrell
                                              ----------------------------------
                                              Ronne Tarrell, President, Chief
                                              Executive Officer and Principal
                                              Financial Officer