Form 10-Q
period 1999-06-30
WORLD SERVICES INC
filed 1999-08-11
CIK 767410

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1999

                                       OR

[ ]      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from   to

                             Commission File No. 0-


                              World Services, Inc.
                           --------------------------
               (Exact name of Company as specified in its charter)


                           A South Dakota corporation


                I.R.S. Employer Identification No.46-0355586

                          PO Box 786 Aberdeen, SD 57402
                         ------------------------------
                    (Address of Principal Executive Offices)

                                 (605) 225-4131
                             -----------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                             -----------------------
                  (former address, if changed from last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             ___X___Yes                              _______No

Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date: As of June 30, 1999, there were 2,639,679 shares of common stock outstanding.

                                      INDEX


PART I.           FINANCIAL INFORMATION:

Item 1.           Balance Sheet as of June 30, 1999 .............        1

                  Statements of Operations for Quarters Ended
                  June 30, 1999 and 1998 ........................        2

                  Statements of Operations for the Six Months
                  Ended June 30, 1999 and 1998 ..................        3

                  Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998 ..................        4

                  Notes to Financial Statements .................        5

Item 2.           Management's discussion and Analysis of
                  Financial Condition and Results of
                  Operations:

                  Liquidity and Capital Resources ...............        7

                  Results of Operations .........................        8


PART II.          OTHER INFORMATION:

Item 1.           Legal Proceedings .............................       10

Item 2.           Changes in Securities .........................       10

Item 3.           Default Upon Senior Securities ................       10

Item 4.           Submission of matters to a Vote of Security
                  Holders .......................................       10

Item 5.           Other Information .............................       10

Item 6.           Exhibits and Reports on Form 10-Q .............       10

                              WORLD SERVICES, INC.
                                  BALANCE SHEET
                                  June 30, 1999


                                     ASSETS


CURRENT ASSETS
  Cash                                                       $      43,435.89
  Money Market Fund                                                     49.49
  Certificates of Deposit                                        1,093,000.00
  Interest Receivable                                               23,550.64
                                                             ----------------
     TOTAL CURRENT ASSETS                                        1,160,036.02

INVESTMENTS AND OTHER ASSETS
  Investment-Super 8 Developers                                    568,000.00
                                                             ----------------
TOTAL OTHER ASSETS                                                 568,000.00
                                                             ----------------
TOTAL ASSETS                                                 $   1,728,036.02
                                                             ================

                      LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES
 Stock Redemption payable                                    $      41,321.25
 Accounts Payable                                                   11,000.00
                                                             ----------------
         TOTAL CURRENT LIABILITIES                                  52,321.25

STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
         share; (50,000,000 shares
         authorized)with
         2,640,000 shares issued                                     2,715.00
  Additional paid in capital                                     6,364,354.75
  Accumulated Deficit                                           (4,691,354.98)
                                                             ----------------
     TOTAL STOCKHOLDERS' EQUITY                                  1,675,714.77
                                                             ----------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                       $   1,728,036.02
                                                             ================

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                  For the Quarters Ended June 30, 1999 and 1998

                                                      1999            1998
                                                      ----            ----
REVENUE
  Dividend Income                                $   79,695.20  $     159,390.40
  Interest Income                                    14,313.51         13,296.28
                                                 -------------     -------------
     TOTAL REVENUE                                   94,008.71        172,686.68
                                                 -------------     -------------

EXPENSES
  Accounting Fees                                     3,177.50          5,486.38
  Contract Wages & Consulting                        12,260.00         22,584.10
  Faxes                                                 231.75             51.00
  Legal Fees                                          1,536.67         10,179.22
  Director Fees                                       1,950.00            750.00
  Office Supplies                                        15.96            264.80
  Printing                                              809.00            545.00
  Postage                                             2,363.29          1,501.08
  Supplies                                               87.70             18.32
  Telephone                                              38.05             47.51
  Rent                                                  750.00            500.00
  Annual Meeting                                      2,913.26              0.00
  Loss on Uncollect. Note                                 0.00          4,000.00
                                                 -------------     -------------
         TOTAL EXPENSES                              26,133.18         45,927.41
                                                 -------------     -------------

INCOME(LOSS)BEFORE INCOME TAXES                      67,875.53        126,759.27

INCOME TAXES                                              0.00              0.00
                                                 -------------     -------------
NET INCOME (LOSS)                                $   67,875.53  $     126,759.27
                                                 =============     =============

INCOME PER SHARE (Basic & Diluted)                         .03               .05
                                                 =============     =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                  2,640,000         2,640,000
                                                 =============     =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                 For the Six Months ended June 30, 1999 and 1998

                                                      1999            1998
                                                      ----            ----
REVENUE
  Dividend Income                                $   79,695.20     $  159,390.40
  Interest Income                                    28,610.43         16,459.04
                                                 -------------     -------------
     TOTAL REVENUE                                  108,305.63        175,849.44
                                                 -------------     -------------

EXPENSES
  Accounting Fees                                     8,919.50          9,149.94
  Contract Wages & Consulting                        13,645.00         25,803.10
  Faxes                                                 250.50            123.00
  Legal Fees                                          2,037.80         11,596.97
  Director Fees                                       2,400.00          2,100.00
  Office Supplies                                        15.96            401.28
  Miscellaneous                                           0.00            308.00
  Printing                                              809.00            545.00
  Postage                                             2,468.89          1,760.45
  Supplies                                              135.80            238.32
  Telephone                                              49.03            156.47
  Rent                                                1,500.00          1,250.00
  Annual Meeting                                      2,913.26              0.00
  Loss on Uncollect. Note                                 0.00          4,000.00
                                                 -------------     -------------
         TOTAL EXPENSES                              35,144.74         57,432.53
                                                 -------------     -------------

INCOME BEFORE INCOME TAXES                           73,160.89        118,416.91

INCOME TAXES                                              0.00              0.00
                                                 -------------     -------------
NET INCOME                                       $   73,160.89     $  118,416.91
                                                 =============     =============

INCOME PER SHARE (Basic & Diluted)                         .03               .05
                                                 =============     =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                  2,640,000         2,640,000
                                                 =============     =============

                                             WORLD SERVICES, INC.
                                          STATEMENTS OF CASH FLOWS
                               For the Six Months Ended June 30, 1999 and 1998


                                                                     1999                      1998
                                                                     ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                 $   73,160.89             $   118,416.91

  Adjustment to reconcile net income to
    net cash provided by operating
     activities:
    (Increase) Decrease in:
         Interest Receivable                                       (4,971.64)                  8,658.46
     Other Assets                                                       0.00                 (10,357.85)
     Increase (Decrease) in:
         Accounts Payable                                               0.00                  22,376.28
         Stock Redemption Payable                                  (3,067.00)                 (5,589.50)
                                                               -------------             --------------
         NET CASH PROVIDED BY
          OPERATING ACTIVITIES                                     65,122.25                 133,504.30
                                                               -------------             --------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of Certificates of Deposit                      (70,000.00)                (90,000.00)
                                                               -------------             --------------
         NET CASH USED BY INVESTING
          ACTIVITIES                                              (70,000.00)                (90,000.00)
                                                               -------------             --------------

         NET INCREASE(DECREASE)IN CASH                             (4,877.75)                 43,504.30

CASH AT BEGINNING OF PERIOD                                        48,313.64                  65,451.44
                                                               -------------             --------------
CASH AT END OF PERIOD                                          $   43,435.89             $   108,955.74
                                                               =============             ==============
SUPPLEMENTAL DISCLOSURES Cash payments for:
    Income taxes                                               $        0.00             $         0.00
                                                               =============             ==============
    Interest paid                                              $        0.00             $         0.00
                                                               =============             =============






                                            4

                              WORLD SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 1999


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 30, 1999, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998.

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


NOTE 3 - Y2K COMPLIANCE
--------------------------------------------------------------------------------
The Failure of Systems and Equipment on which we depend to be Year 2000 compliant could adversely affect our business.

Computer programs or other embedded technology that have been written using two digits to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in widespread miscalculations or system failures. If we and the

                              WORLD SERVICES, INC.

                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                       FOR THE PERIOD ENDED JUNE 30, 1999


banks where we have deposits or the company (S8MD) in which we hold a minority stock interest are unable to address Year 2000 issues in a timely manner, it could result in material financial risk, including the loss of revenue and unanticipated costs. Therefore, we plan to devote all resources necessary to resolve significant Year 2000 issues in a timely manner.

Both information technology systems and non-IT systems using embedded technology may be affected by the Year 2000. We have completed the assessment phase of our Year 2000 program. We only have one computer and it's software is Y2K compliant. Since we are currently a non-operating company, we expect little impact of Y2K issues on our cash flow or financial condition. We have completed the process or verification of whether banks and S8MD with which we have material relationships are Year 2000 compliant. The process of verification included contacting each vendor's IT department to determine their state of Year 2000 readiness and requesting written documentation outlining each vendor's Year 2000 compliance plan.

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

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1999, COMPARED TO
DECEMBER 31, 1998
--------------------------------------------------------------------------------

During the six months ended June 30, 1999, cash decreased approximately $4,900, as a result of purchasing certificates of deposits which are now held by the Company.

Interest receivable increased from $18,579 at December 31, 1998, to $23,551 at June 30, 1999.

Primarily as a result of the increase in certificates of deposit and interest receivable, current assets increased by $70,094, from $1,089,942 at December 31, 1998, to $1,160,036 at June 30, 1999.

Current liabilities decreased $3,067 from $55,388 at December 31, 1998, to $52,321 at June 30, 1999. The decrease is the result of payments made on stock redemption payable.

As a result of the Company's net income for the six months of $73,161, the accumulated deficit decreased from $4,764,516 at December 31, 1998, to $4,691,355 at June 30, 1999. As a result, total stockholders equity increased from 1,602,554 at December 31, 1998, to $1,675,715 at June 30, 1999.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split. Following the reverse stock split, there were a number of fractional shares which were redeemed. Not all of the fractional shares had been submitted for payment by December 31, 1998 or June 30, 1999. As a result, the 'current liabilities' portion of the balance sheet reflects a "stock redemption payable." During the six months ended June 30, 1999, the Company redeemed outstanding fractional shares with a value of approximately $3,067. The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

The company has sufficient funds available to meet its capital obligations in the foreseeable future. As noted, the future conduct of World Services' business

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED
TO THE SIX MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

Total revenue for the six months ended June 30, 1999, was $108,306 as compared to $175,849 for the comparable period ended June 30, 1998, a decrease of $67,543. This decrease was due to a significantly smaller dividend from Super 8 Developers. The dividends were smaller due to Super 8 Developers'need to withhold funds for accelerated motel development and rapid growth.

Operating expenses were $35,145 for the six months ended June 30, 1999, compared to $57,433 for the comparable period ended June 30 1998, a decrease of $22,288. This decrease was in legal, consulting fees, and loss on uncollectible note. The large decrease in legal fees was because the 1997 OTS matter has been resolved.

Based on the foregoing, the net income available to stockholders for the six months ended June 30, 1999, was $73,161, which translates to a net income per share of $0.03 based on 2,640,000 weighted average shares outstanding. This compares to the net income after taxes for the six months ended June 30, 1998, of $118,416, which translates to a net income per share of $0.05 based on 2,640,000 weighted average shares outstanding at that time.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The weighted average number of shares has been adjusted for the reverse and forward stock splits completed in August of 1997 and for the repurchase of the fractional shares resulting from the reverse stock split, all as described in the Company's proxy statement for the shareholders' meeting in August of 1997.

No major changes in income or expenses are anticipated for the rest of the year.

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


None.

ITEM 3. - DEFAULT UPON SENIOR SECURITIES
--------------------------------------------------------------------------------


None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


On June 24, 1999, the Company held a special meeting of its shareholders in lieu of an annual meeting. At that meeting, the following nominees were reelected to the Board of Directors: Ronne Tarrell, Delores Bower, David Jorgenson, Delbert Harty, and Terry Heinz. No other matters were considered at the special meeting.

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

August 4, 1999

                                       WORLD SERVICES, INC.


                                       By: /s/  Ronne Tarrell
                                           -------------------------------------
                                       Ronne Tarrell, President, Chief
                                       Executive Officer and Principal
                                       Financial Officer