Form 10QSB
period 1999-09-30
WORLD SERVICES INC
filed 1999-11-05
CIK 767410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                     For the Quarterly Period Ended 9-30-99

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ________________

                             Commission File No. 0-


                              World Services, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                              A _______ corporation

                  I.R.S. Employer Identification No. 46-0355586

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                        ___X___Yes           _______No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999, there were 2,639,679 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):Yes[ ] No[x]

                                 INDEX


PART I.     FINANCIAL INFORMATION:

Item 1.     Balance Sheet as of September 30, 1999 ........   1

            Statements of Operations for Quarters Ended
            September 30, 1999 and 1998 ...................   2

            Statements of Operations for the Nine Months
            Ended September 30, 1999 and 1998 .............   3

            Statements of Cash Flows for the Nine Months
            Ended September 30, 1999 and 1998 .............   4

            Notes to Financial Statements .................   5

Item 2.     Management's discussion and Analysis of
            Financial Condition and Results of
            Operations:

            Liquidity and Capital Resources ...............   6

            Results of Operations .........................   7

            Y2K Compliance ................................   8

PART II.    OTHER INFORMATION:

Item 1.     Legal Proceedings .............................  10

Item 2.     Changes in Securities .........................  10

Item 3.     Default Upon Senior Securities ................  10

Item 4.     Submission of matters to a Vote of Security
            Holders .......................................  10

Item 5.     Other Information .............................  10

Item 6.     Exhibits and Reports on Form 10-Q .............  10

                              WORLD SERVICES, INC.
                                  BALANCE SHEET
                               September 30, 1999


                                     ASSETS


CURRENT ASSETS
  Cash                                                         $    26,370.08
  Money Market Fund                                                     49.49
  Certificates of Deposit                                        1,094,246.58
  Interest Receivable                                               31,448.08
                                                               --------------
     TOTAL CURRENT ASSETS                                        1,152,114.23

INVESTMENTS AND OTHER ASSETS
  Investment-Super 8 Developers                                    568,000.00
                                                               --------------
TOTAL OTHER ASSETS                                                 568,000.00
                                                               --------------
TOTAL ASSETS                                                   $ 1,720,114.23
                                                               ==============

                      LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES
 Stock Redemption payable                                      $    42,329.75
 Accounts Payable                                                    5,500.00
                                                               --------------
         TOTAL CURRENT LIABILITIES                                  47,829.75

STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
         share; (50,000,000 shares
         authorized)with
         2,640,000 shares issued                                     2,715.00
  Additional paid in capital                                     6,364,354.75
  Accumulated Deficit                                           (4,694,785.27)
                                                               --------------
     TOTAL STOCKHOLDERS' EQUITY                                  1,672,284.48
                                                               --------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                         $ 1,720,114.23
                                                               ==============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
               For the Quarters Ended September 30, 1999 and 1998

                                                     1999            1998
                                                     ----            ----
REVENUE
  Dividend Income                               $        0.00   $  159,390.40
  Interest Income                                   11,677.87       13,502.33
                                                -------------   -------------
     TOTAL REVENUE                                  11,677.87      172,892.73
                                                -------------   -------------

EXPENSES
  Accounting Fees                                    2,759.51        2,399.00
  Contract Wages & Consulting                        6,420.00        4,249.61
  Faxes                                                 45.75           30.00
  Legal Fees                                         3,814.03          773.87
  Director Fees                                        750.00        1,350.00
  Office Supplies                                      124.24          366.71
  Printing                                             116.50          119.00
  Postage                                               97.00          416.00
  Supplies                                             202.84           36.20
  Telephone                                             28.29           48.01
  Rent                                                 750.00          750.00
                                                -------------   -------------
         TOTAL EXPENSES                             15,108.16       10,538.40
                                                -------------   -------------

INCOME(LOSS)BEFORE INCOME TAXES                     (3,430.29)     162,354.33

INCOME TAXES                                             0.00            0.00
                                                -------------   -------------
NET INCOME (LOSS)                               $   (3,430.29)  $  162,354.33
                                                =============   =============

INCOME PER SHARE (Basic & Diluted)              $         .00   $         .06
                                                =============   =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                 2,640,000       2,640,000
                                                =============   =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
              For the Nine Months ended September 30, 1999 and 1998

                                                      1999           1998
                                                      ----           ----
REVENUE
  Dividend Income                                $   79,695.20  $  318,780.80
  Interest Income                                    40,288.30      29,961.37
                                                 -------------  -------------
     TOTAL REVENUE                                  119,983.50     348,742.17
                                                 -------------  -------------

EXPENSES
  Accounting Fees                                    11,679.01      11,548.94
  Contract Wages & Consulting                        20,065.00      30,052.71
  Faxes                                                 296.25         153.00
  Legal Fees                                          5,851.83      12,370.84
  Director Fees                                       3,150.00       3,450.00
  Office Supplies                                       140.20         767.99
  Miscellaneous                                           0.00         308.00
  Printing                                              925.50         664.00
  Postage                                             2,565.89       2,176.45
  Supplies                                              338.64         274.52
  Telephone                                              77.32         204.48
  Rent                                                2,250.00       2,000.00
  Annual Meeting                                      2,913.26           0.00
  Loss on Uncollect. Note                                 0.00       4,000.00
                                                 -------------  -------------
         TOTAL EXPENSES                              50,252.90      67,970.93
                                                 -------------  -------------

INCOME BEFORE INCOME TAXES                           69,730.60     280,771.24

INCOME TAXES                                              0.00           0.00
                                                 -------------  -------------
NET INCOME                                       $   69,730.60  $  280,771.24
                                                 =============  =============

INCOME PER SHARE (Basic & Diluted)               $         .03  $         .11
                                                 =============  =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                  2,640,000      2,640,000
                                                 =============  =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998


                                                         1999          1998
                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                       $ 69,730.60  $ 280,771.24

  Adjustment to reconcile net income to
    net cash provided by operating
     activities:
    (Increase) Decrease in:
     Interest Receivable                              (12,869.08)     5,636.46
     Other Assets                                           0.00    (15,899.15)
     Increase (Decrease) in:
     Accounts Payable                                  (5,500.00)         0.00
     Stock Redemption Payable                          (2,058.50)    (6,739.50)
                                                     -----------  ------------
     NET CASH PROVIDED BY
      OPERATING ACTIVITIES                             49,303.02    263,769.05
                                                     -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Certificates of Deposit              (71,246.58)  (240,000.00)
                                                     -----------  ------------
     NET CASH USED BY INVESTING
      ACTIVITIES                                      (71,246.58)  (240,000.00)
                                                     -----------  ------------

     NET INCREASE(DECREASE)IN CASH                    (21,943.56)    23,769.05

CASH AT BEGINNING OF PERIOD                            48,313.64     65,451.44
                                                     -----------  ------------
CASH AT END OF PERIOD                                $ 26,370.08  $  89,220.49
                                                     ===========  ============
SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Income taxes                                     $      0.00  $       0.00
                                                     ===========  ============
    Interest paid                                    $      0.00  $       0.00
                                                     ===========  ============

                              WORLD SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 30, 1999, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998.

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

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1999, COMPARED TO
DECEMBER 31, 1998
--------------------------------------------------------------------------------
During the nine months ended September 30, 1999, cash decreased approximately $21,900, as a result of purchasing certificates of deposits which are now held by the Company.

Interest receivable increased from $18,579 at December 31, 1998, to $31,448 at September 30, 1999.

Primarily as a result of the increase in operating income, current assets increased by $62,172, from $1,089,942 at December 31, 1998, to $1,152,114 at
September 30, 1999.

Current  liabilities  decreased  $7,558 from $55,388 at December  31,  1998,  to
$47,830 at September 30, 1999. The decrease is the result of payments made on stock redemption payable and accounts payable.


As a result of the Company's net income for the nine months of $69,731, the accumulated deficit decreased from $4,764,516 at December 31, 1998, to $4,694,785 at September 30, 1999. As a result, total stockholders equity increased from 1,602,554 at December 31, 1998, to $1,672,284 at September 30, 1999.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split. Following the reverse stock split, there were a number of fractional shares which were redeemed. Not all of the fractional shares had been submitted for payment by December 31, 1998 or September 30, 1999. As a result, the 'current liabilities' portion of the balance sheet reflects a "stock redemption payable." During the nine months ended September 30, 1999, the Company redeemed outstanding fractional shares with a value of approximately $2,059. The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The company has sufficient funds available to meet its capital obligations in the foreseeable future. As noted, elsewhere in this report and in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, the future conduct of World Services' business is dependent upon a number of factors, and there can be no assurance that World Services will be able to conduct its operations as contemplated herein. Certain statements contained in this report, such as the possibility that World Services may acquire an operating business or, if any such business is acquired that it can be successfully operated, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to: the possibility that World Services will not be able to complete any such acquisition on economic terms, if at all; and if such an acquisition does occur, the possibility that World Services will not be able to operate the business successfully. Furthermore, if any acquisition does occur, it will likely be accompanied by a change of control, and there can be no assurance that such change of control will be beneficial to World Services or its existing shareholders.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------


                                          Nine months ended

                                    September 30,    September 30,
                                         1999             1998
                                    -------------    -------------

              Net income             $  119,984       $  348,742

              Operating Expenses         50,253           67,971

              Weighted Average
              Number of Shares        2,640,000*       2,640,000*

              Net income per share   $     0.03       $     0.11

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


* The weighted average number of shares has been adjusted for the reverse and forward stock splits completed in August of 1997 and for the repurchase of the fractional shares resulting from the reverse stock split, all as described in the Company's proxy statement for the shareholders' meeting in August of 1997.

No major changes in income or expenses are anticipated for the rest of the year.

Y2K COMPLIANCE
--------------------------------------------------------------------------------
The Failure of Systems and Equipment on which we depend to be Year 2000 compliant could adversely affect our business.

Computer programs or other embedded technology that have been written using two digits to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in widespread miscalculations or system failures. If we and the banks where we have deposits or the company (S8MD) in which we hold a minority stock interest are unable to address Year 2000 issues in a timely manner, it could result in material financial risk, including the loss of revenue and unanticipated costs. Therefore, we plan to devote all resources necessary to resolve significant Year 2000 issues in a timely manner.

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

                              WORLD SERVICES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


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

October 18, 1999

                                              WORLD SERVICES, INC.


                                              By: /s/ Ronne Tarrell
                                              ---------------------
                                              Ronne Tarrell, President, Chief
                                              Executive Officer and Principal
                                              Financial Officer