Form 10KSB40
period 1999-12-31
WORLD SERVICES INC
filed 2000-03-30
CIK 767410

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999

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

                           724 N. Kline, P.O. Box 786
                        Aberdeen, South Dakota 57402-0786
                        ---------------------------------
                (Address of principal executive offices)Zip Code

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

Issuer's revenues for its most recent fiscal year: $258,000

Aggregate market value of voting stock held by non-affiliates as of December 31, 1999 $-0-. There is currently no trading market for the Registrant's securities

Number of shares of common stock, $.001 par value, outstanding as of December
31, 1999   2,640,000.

Documents incorporated by reference: No documents are incorporated by reference into this annual report on Form 10-KSB.

                              WORLD SERVICES, INC.

                                   FORM 10-KSB

                                     PART I

Item 1.   Description of Business
          -----------------------

(a)  Business Development.

     General. World Services, Inc. (the "Registrant" or "World Services") was incorporated under the laws of the State of South Dakota on December 17, 1979 under the name of Midwest Management & Marketing Corporation. The name was changed in July 1983 to World Services, Inc. World Services, a diversified financial holding company, was formed to invest in and manage companies primarily in the real estate, insurance and banking industries, along with other service industries. World Services is the owner of approximately 16% of the outstanding stock of Super 8 Motel Developers, Inc. ("Super 8"). In 1997, World Services sold its interest in the outstanding stock of First Savings & Loan Association of South Dakota, Inc. ("First Savings"). In August 1997, World Services also completed a 510-for-one reverse stock split followed by a one-for-300 forward stock split. This recapitalization resulted in World Services repurchasing a total of 544,000 shares (calculated after giving effect to the recapitalization) for a total of $138,000 cash paid to shareholders who submitted their shares for redemption through December 31, 1999, and an additional $42,000 payable to shareholders who had not submitted their shares for redemption by that date.

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

     Super 8 -- Summary. In a series of transactions during 1984, World Services acquired shares of World Venture Capital Corporation which subsequently changed its name to Super 8 Venture Capital, Inc. ("S8VC") which shares, at December 31, 1985, constituted 43.9% of the outstanding common stock of S8VC and (at that time) had a carrying value of $628,327. In May 1986 S8VC was liquidated and its assets consisting of cash, World Services' common stock and common stock of Super 8 Motel Developers, Inc. ("Super 8") were distributed to shareholders. As a result of the liquidation and subsequent transactions, World Services received 796,952 shares or approximately 16% of Super 8's common stock, $16,689 in cash and 125,000 shares of its own common stock. World Services continues to own these shares. Super 8 Motel Developers Inc. is engaged in the acquisition and operation of budget motels. See "Narrative Description of Business" and "Financial Statements."

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

     3. Super 8 is to receive one-third of the initial franchise fee, presently $20,000, of each franchise sold by the Super 8 system in the territory; and

     4. A specified percentage of the annual gross room rentals of each operating unit is to be tendered to Super 8 Motels, Inc. as a fee for services rendered and royalties. Super 8 Motels, Inc. will pay 25% of the fee it receives from each motel unit in the territory as a fee for services rendered by Super 8. Those payments are to continue from the date such motel unit in the territory first commences monthly royalty payments for ten years (for motels opened on or before July 11, 1990) and for 15 years (for motels opened after July 11, 1990). Subfranchise fee income to Super 8 under this agreement were $345,226 during the year ended December 31, 1998, and $344,150 during the year ended December 31,1999.

     Super 8 acquired these franchise rights in July 1984. As of March 1988, Super 8 had interests in 28 motels operating and four motels under construction; as of December 31, 1999, Super 8 had interests in 28 operating motels (28 as of December 31, 1998). The size of motels vary from 42 to 73 units and are, in most instances, located adjacent to restaurant facilities.

     At December 31, 1999, Super 8 was also a general partner in 8 limited partnerships (11 as of December 31, 1998), (which are in addition to the 28 motels owned by Super 8 at December 31, 1999 (28 at December 31, 1998), all of which were formed for the purpose of owning and operating Super 8 Motels.

     In 1999, World Services received dividend income from Super 8 of approximately $199,000 (as compared to $319,000 received in 1998). Management of World Services believes that the market value of its investment in Super 8 exceeds its current cost basis.

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

Plan of Operations
------------------

     To date, World Services has not been engaged in any operations other than attempting to organize its affairs, settle its obligations, collect receivables and, more recently, bring World Services up to date with required governmental filings and compliance with other regulatory requirements. In 1997 World Services held a shareholders meeting and completed the sale of its entire interest in First Savings. The current Board of Directors has not yet proposed any possible business combination to the shareholders, although the Board of Directors has considered several possibilities.

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


Item 3.   Legal Proceedings
          -----------------

     World Services is not a party to any legal proceedings, and no such proceedings are known to be contemplated.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year.

                                     PART II


Item 5.   Market for Common Equity and Related Stockholder Matters
          --------------------------------------------------------

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

(b)  Holders.

     (b)(1) The approximate number of record holders of World Services' Common Stock, $.001 par value, as of December 31, 1999 was approximately 1,750. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

(c)  Dividends.

     World Services has not paid a dividend with respect to its Common Stock and cannot be expected to pay a dividend on its Common Stock in the foreseeable future.


Item 6.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

Results of Operations

Years Ended December 31, 1998 and 1999
--------------------------------------

     As stated above, World Services has been essentially inactive since early 1988. Until 1995, World Services' activities consisted of nothing more than maintaining its investments in First Savings and Super 8. After 1995, World Services has been complying with applicable administrative and regulatory requirements, and (since 1998) has been considering business opportunities to present to its shareholders for consideration. World Services' only earnings have been from dividends received from its investments in 1998 and 1999, and a nominal amount of interest earned on deposits.

     As compared to 1998, expenditures decreased during 1999 due primarily to lower legal and accounting fees and lower administrative expenses. The expenditures were less in 1998 as compared to 1997 because of the significantly lesser activities of World Services during 1998. During 1997, World Services negotiated with the federal Office of Thrift Supervision regarding its investment in First Savings, held a shareholder meeting, and sold its interest in First Savings; none of these activities occurred in 1998 and, consequently, legal and accounting expenditures decreased from $55,000 in 1997 to $25,000 in 1998; other general and administrative expenditures during 1997 and 1998 stayed approximately the same. World Services will continue to incur general and administrative expenses necessary to continue the effectuation of World Services' Plan of Operations. World Services does not intend to hold a shareholders' meeting during 2000.

     Except for dividends which may be paid to World Services by Super 8 (which cannot be assured), and interest from any funds on deposit, World Services anticipates no other income. World Services anticipates continuing expenditures during the 2000 fiscal year as it continues to comply with its obligations as a reporting company pursuant to the Securities Exchange Act of 1934 and the South Dakota corporations law.

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


Liquidity and Capital Resources

December 31, 1998 and 1999
--------------------------

     At the time World Services ceased active business operations in 1989, it was essentially out of money and has been unable to raise any substantial amounts of money since that time. World Services disposed of its interests in its travel agency, real estate operations and insurance operations in an effort to minimize its general and administrative expenses and to raise cash. World Services received approximately $199,000 in dividends from Super 8 in 1999, $319,000 in 1998 and $239,000 in 1997. In 1997, World Services also received proceeds of approximately $427,000 from the sale of its investment in First Savings to an unaffiliated third party.

     At December 31, 1999 and 1998, World Services had net working capital of $1,232,000 and $1,035,000 respectively, as a result of cash dividends received by World Services from Super 8 and the 1997 sale of the First Savings common stock. Prior to 1994, World Services had significant working capital deficits.

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

     During the years ended December 31, 1999 and December 31, 1998, World Services had limited cash flows from investing and financing activities.



Year 2000 Compliance

     The year 2000 (Y2K) may present problems for computer programs, as well as other embedded technology which use date recognition methods or time-sensitive logic based upon two digits. The date "00" may be recognized as the year 1900 rather than the year 2000, resulting in widespread miscalculations or system failures which could adversely affect business. World Services has experienced and expects little impact of the Y2K issues on cash flow or financial conditions.

     Expenditures for Y2K issues amounted to $0.00 for fiscal 1999. Although to date, World Services believes it is adequately prepared, future Y2K issues may arise requiring further action. World Services is not able to determine the total costs for its Y2K program, nor is it able to determine the material effect on the company's financial condition, results of operations or cash flow.

Item 7.   Financial Statements
          --------------------

     World Services' audited financial statements, described as follows, are appended to the signature page of this report.

World Services, Inc.
--------------------

                  Independent Auditor's Report

                  Balance Sheet - December 31, 1999

                  Statements of Operations - For the Years
                  Ended December 31, 1998 and 1999

                  Statement of Changes in Stockholder's Equity For the Period from January 1, 1998 through December 31, 1999

                  Statements of Cash Flow - For the Years
                  Ended December 31, 1998 and 1999

                  Notes to Financial Statements

Super 8 Motel Developers, Inc.
------------------------------

                  Independent Auditors' Report

                  Financial Statements:
                  ---------------------

                  Consolidated Balance Sheets - December 31, 1998 and 1999

                  Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1999

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1999

                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

                  Supplementary Information:
                  --------------------------

                  Independent Auditor's Report on the
                  Supplementary Information
                  Schedules of Consolidated Operating Expenses
                  Corporate Organizational Data


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          ---------------------------------------------------------------

     Since inception, World Services has not filed a Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
          -------------------------------------------------------------

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

     The current officers and directors of World Services are:

Name                          Age              Position
----                          ---              --------

Ronne Tarrell                 58               President, Director
Delores Bower                 56               Vice President, Director
David Jorgenson               64               Director
Delbert Harty                 62               Director
Terry Heinz                   44               Secretary, Treasurer, Director

     A brief summary of the business experience of each person who is currently an officer or director of World Services, and such person's service with World Services is as follows:

Ronne Tarrell. Mr. Tarrell has been president since 1993 and a director of World Services since 1990. He is a licensed realtor in the State of South Dakota and is currently a broker-associate with Real Estate Associates in Aberdeen, South Dakota; prior to that he owned and operated Tarrell Realty for more than the previous five years. Mr. Tarrell is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

Delores Bower. Ms. Bower has been Vice President and a Director of World Services since 1990. She has been financial director of Midwest Paint, a privately held company in Aberdeen, South Dakota, for more than the past five years. Mrs. Bower is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

David Jorgenson. Mr. Jorgenson was Secretary and Treasurer from 1993 until 1998, and a director of World Services since 1990. Mr. Jorgenson is manager of a small business in Aberdeen, South Dakota. For the five prior years, Mr. Jorgenson was a state video lottery inspector for the State of South Dakota Lottery Commission. In addition, Mr. Jorgenson manages his own investments. Mr. Jorgenson is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

Delbert Harty. Mr. Harty has been a director of World Services since 1993. He has been retired for more than the last five years, and currently manages his personal investments. Prior to retirement he was employed as a machinist. Mr. Harty is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

Terry Heinz. Mr. Heinz has been a director of World Services since 1993 and Secretary- Treasurer from 1998. At present Mr. Heinz is the account manager at NorCom Advanced Technologies, Inc., a direct marketing firm in Aberdeen, South Dakota. From April 1984 until October 1993 he was a sales representative for Dial-Net, a marketing firm in Sioux Falls, South Dakota. Mr. Heinz is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

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

(e)  Section 16(a) Disclosure

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than 10% of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers, and greater-than-10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

     Based solely on its review of the copies of the reports it received from persons required to file, World Services believes that during the period from January 1, 1998 through December 31, 1999, all filing requirements applicable to officers, directors, and greater-than-10% shareholders were complied with in accordance with the requirements of Section 16(a).


Item 10.  Executive Compensation
          ----------------------

(a)(1) & (2) Cash Compensation.

     The following table sets forth information regarding compensation paid to the chief executive officer of World Services for the three years ended December 31, 1999. No other person who is currently an executive officer of World Services earned salary and bonus compensation exceeding $100,000 during any of those years.


                        Annual Compensation ($$)      Long Term Compensation
                        ------------------------  ------------------------------
                                                       Awards            Payouts
  (a)             (b)    (c)      (d)     (e)     (f)          (g)        (h)         (i)
                                                  Restricted
  Name and                                        Stock        Options    LTIP        Other
  Position        Year   Salary   Bonus   Other   Awards       & SARs    Payouts   Compensation
  --------        ----   ------   -----   -----   ------       ------    -------   ------------
                          ($$)    ($$)    ($$)     ($$)         (##)      ($$)        ($$)
Ronne Tarrell     1999   22,000    -0-     -0-     -0-           -0-      -0-          -0-
President and     1998   22,000    -0-     -0-     -0-           -0-      -0-          -0-
Chief Executive   1997   22,000    -0-     -0-     -0-           -0-      -0-          -0-
Officer


(b)(1) Compensation Under Plans.

     World Services has no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers, or directors.

(c)  Other Compensation.

     No other compensation was paid or distributed to any officer or director of World Services for services rendered to World Services during the 1999 fiscal year.

(d)  Compensation of Directors.

     World Services paid its directors $150 per directors' meeting attended for their services for a total of five meetings that were held during fiscal 1998 and seven meetings during fiscal 1999. In addition, officers and directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of World Services.

     World Services has no other arrangements pursuant to which any director of World Services was compensated during the 1999 fiscal year for services as a director.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of December 31, 1999, as to the beneficial ownership of shares of World Services' only outstanding class of securities, its Common Stock, by each person who, to the knowledge of World Services at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of World Services' Common Stock.

Name & Address of                 Amount of                       Percent
Beneficial Owner             Beneficial Ownership                 of Class
----------------             --------------------                 --------

Murray Woulfe                 223,450 shares (1)                    8.2%
HCR 70 Box 2206
Lake George, MN 56458

----------
(1) Ownership is direct. 155,883 of these shares are held in escrow pursuant to an agreement with the Director of Securities of South Dakota until, if even, World Services achieves net earnings per share of $0.10 for any three year period, two of which must be consecutive.


(b)  Security Ownership of Management.

     The following table sets forth information as of December 31, 1999, as to the beneficial ownership of shares of World Services' only outstanding class of securities, its Common Stock, by each person who is a director and/or executive officer of World Services, and by all officers and directors of World Services as a group.



Name & Address of                     Amount of                   Percent
Beneficial Owner                 Beneficial Ownership             of Class
----------------                 --------------------             --------

Ronne Tarrell (1)(3)                3,922 shares                     *
Delores Bower (4)                 141,033 shares                    5.3%
David Jorgenson (1)                 1,706 shares                     *
Delbert Harty (1)(3)                8,726 shares                     *
Terry Heinz (1)                       471 shares                     *
Officers & Directors as a Group   155,858 shares                    5.9%
(five persons)

----------
*    Less than one percent.

(1)  Ownership is direct.

(2) There are no warrants outstanding by which any officer, director, or other person has the right to purchase shares of World Services' Common Stock.

(3) These shares are held in escrow pursuant to an agreement with the Director of Securities of South Dakota until, if ever, World Services achieves net earnings per share of $0.10 for any three year period, two of which must be consecutive.

(4) All shares are held in the name of the Delores Bower Trust, Delores Bower Trustee. 91,177 of these shares are held in escrow pursuant to an agreement with the Director of Securities of South Dakota until, if ever, World Services achieves net earnings per share of $0.10 for any three year period, two of which must be consecutive.


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

March 27, 2000
                                            WORLD SERVICES, INC.


                                            By /s/ Ronne Tarrell
                                            --------------------
                                            Ronne Tarrell, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 27, 2000                              /s/ Ronne Tarrell
                                            -----------------------------------
                                            Ronne Tarrell, President, Principal
                                            Executive Officer, and Director


March 27, 2000                              /s/ David Jorgenson
                                            -----------------------------------
                                            David Jorgenson, Director


March __, 2000
                                            -----------------------------------
                                            Delores Bower, Director



March 27, 2000                              /s/ Delbert Harty
                                            -----------------------------------
                                            Delbert Harty, Director



March 27, 2000                              /s/ Terry Heinz
                                            -----------------------------------
                                            Terry Heinz, Secretary, Treasurer,
                                            Principal Accounting Officer,
                                            Principal Financial Officer,
                                            and Director

                          INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE

Independent Auditor's Report................................................F-2

Balance Sheet - December 31, 1999...........................................F-3

Statements of Operations - For the Years Ended
  December 31, 1999 and 1998................................................F-4

Statement of Changes in Stockholders' Equity -
  For the Period from January 1, 1998 through December 31, 1999.............F-5

Statements of Cash Flows - For the Years Ended December 31, 1999 and 1998...F-6

Notes to Financial Statements...............................................F-7

                          INDEPENDENT AUDITOR'S REPORT




The Stockholders and Board of Directors
World Services, Inc.
Aberdeen, South Dakota

We have audited the accompanying balance sheet of World Services, Inc., as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of World Services, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.




/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
March 15, 2000

                              WORLD SERVICES, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1999



                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                       $    50,000
    Certificates of deposit                                           1,219,000
    Other                                                                16,000
                                                                    -----------
             Total current assets                                     1,285,000

INVESTMENTS AND OTHER ASSETS -
    Investment in Super 8 Motel Developers                              568,000
                                                                    -----------

TOTAL ASSETS                                                        $ 1,853,000
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Payable to redeemed stockholders                                $    42,000
    Other                                                                11,000
                                                                    -----------
         Total current liabilities                                       53,000

STOCKHOLDERS' EQUITY:
    Common stock, par value $.001 per share;
         50,000,000 shares authorized, 2,640,000 shares issued            3,000
    Additional paid-in capital                                        6,364,000
    Accumulated deficit                                              (4,567,000)
                                                                    -----------
             Total stockholders' equity                               1,800,000
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,853,000
                                                                    ===========





              See accompanying notes to these financial statements.

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS



                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------

REVENUES:
    Interest income and other                            $   59,000   $   44,000
    Dividend income                                         199,000      319,000
                                                         ----------   ----------
                                                            258,000      363,000
                                                         ----------   ----------
EXPENSES:
    Legal and accounting                                     19,000       25,000
    Other general and administrative expenses                42,000       59,000
                                                         ----------   ----------
                                                             61,000       84,000
                                                         ----------   ----------

NET INCOME                                               $  197,000   $  279,000
                                                         ==========   ==========

INCOME PER SHARE OF COMMON STOCK (BASIC AND DILUTED)     $      .07   $      .11
                                                         ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             2,640,000    2,640,000
                                                         ==========   ==========




              See accompanying notes to these financial statements.


                               WORLD SERVICES, INC. AND SUBSIDIARIES

                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          FROM JANUARY 1, 1998 THROUGH DECEMBER 31, 1999



                                   COMMON STOCK          Additional
                             -------------------------     Paid-in     Accumulated
                                Shares       Amount        Capital       Deficit         Total
                             -----------   -----------   -----------   -----------    -----------
BALANCE, January 1, 1998       2,640,000         3,000     6,364,000    (5,043,000)     1,324,000

 Net income                         --            --            --         279,000        279,000
                             -----------   -----------   -----------   -----------    -----------

BALANCE, December 31, 1998     2,640,000         3,000     6,364,000    (4,764,000)     1,603,000

 Net income                         --            --            --         197,000        197,000
                             -----------   -----------   -----------   -----------    -----------

BALANCE, December 31, 1999     2,640,000   $     3,000   $ 6,364,000   $(4,567,000)   $ 1,800,000
                             ===========   ===========   ===========   ===========    ===========






                       See accompanying notes to these financial statements.

                                                F-5

                               WORLD SERVICES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF CASH FLOWS


                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                            ----------------------
                                                                               1999        1998
                                                                            ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $ 197,000    $ 279,000
     Adjustments to reconcile net income to net cash provided by operating activities:
             Decrease in other assets                                           3,000        5,000
             (Decrease) increase in accounts payable and accrued expenses      (2,000)      11,000
                                                                            ---------    ---------
         Net cash provided by operating activities                            198,000      295,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of United States Treasury note                                   --        399,000
     Purchase of certificate of deposit                                      (196,000)    (683,000)
                                                                            ---------    ---------
         Net cash used in investing activities                               (196,000)    (284,000)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITY:
     Redemption of common stock                                                  --        (29,000)
                                                                            ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                           2,000      (18,000)

CASH AND CASH EQUIVALENTS, at beginning of period                              48,000       66,000
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, at end of period                                 $  50,000    $  48,000
                                                                            =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for:
         Income taxes                                                       $    --      $    --
                                                                            =========    =========
         Interest                                                           $    --      $    --
                                                                            =========    =========
     Noncash investing and financing activities:
         Unpaid portion of common stock redeemed                            $    --      $  44,000
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

     Earnings Per Share - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company had no potentially dilutive securities during 1999 or 1998 and as such, basic and dilutive earnings per share are the same for each year.

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


2.   INVESTMENTS IN COMPANIES:
     -------------------------

     The Company owns approximately 16% of the outstanding common stock of S8MD. The investment is accounted for under the cost method, which management believes is less than its market value. S8MD is a privately held company, for which the Company does not exercise significant influence. The Company recorded approximately $199,000 and $319,000 in dividend income from S8MD during 1999 and 1998, respectively.

     The financial statements of S8MD were audited by other auditors. Summarized statements of financial information for S8MD is as follows:

                    SUMMARIZED FINANCIAL INFORMATION FOR S8MD
                    -----------------------------------------
                               (Amounts in 000's)

                                             For the Years Ended
                                                 December 31
                                             -------------------
                                               1999      1998
                                              -------   -------

                 Total assets                 $31,794   $30,080
                                              =======   =======

                 Total liabilities            $27,410   $26,058
                                              =======   =======

                 Total stockholders' equity   $ 4,384   $ 4,022
                                              =======   =======

                 Revenues                     $16,686   $16,992
                                              =======   =======

                 Expenses                     $15,126   $15,125
                                              =======   =======

                 Net income                   $ 1,560   $ 1,867
                                              =======   =======

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


3.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

     The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of the Company's certificates of deposit approximate their carrying value because of the short maturity of these instruments. The fair value of the Company's investment in S8MD is determined on the basis of comparisons with similar companies whose shares are publicly traded. Based on these comparisons, return on investment, and percentage ownership in the equity of S8MD management believes its cost basis is less than the market value. However, because of a lack of marketability of the S8MD shares and the Company's lack of control over S8MD, management believes it is difficult to provide an estimate as to the fair value of its S8MD shares.


4.   CONCENTRATION OF CREDIT RISK:
     -----------------------------

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security.


5.   INCOME TAXES:
     -------------

     The Company's actual effective income tax rate differs from the U.S. Federal corporate income tax rate of 34% as follows:


                                                      December 31,
                                                      ------------
                                                      1999    1998
                                                      ----    ----

             Statutory Rate                            34%     34%
             Dividend received deduction              (24%)   (24%)
             Use of net operating loss carryforward   (10%)   (10%)
                                                      ---     ---

             Effective tax rate                         0%      0%
                                                      ===     ===

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


     Long-term deferred tax assets (liabilities) are comprised of the following:


                                                      December 31,
                                               --------------------------
                                                  1999            1998
                                               -----------    -----------

     Net operating loss carryforward and
         investment tax credit carryforwards   $ 1,050,000    $ 1,131,000


     Less valuation allowance                   (1,050,000)    (1,131,000)
                                               -----------    -----------

                                               $      --      $      --
                                               ===========    ===========


     As of December 31, 1999, the Company has net operating loss carryforwards for income tax purposes of $2,745,000 which expire in the years 2000 to 2011. The net operating loss carryforwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations. In addition, there are investment tax credit carryforwards of $28,000. The change in the deferred tax valuation allowance from 1998 to 1999 was a decrease of $81,000.


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

                         SUPER 8 MOTEL DEVELOPERS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


Table of Contents

================================================================================

                                                                           Page
                                                                           ----

INDEPENDENT AUDITOR'S REPORT                                               F-12

FINANCIAL STATEMENTS
     Consolidated Balance Sheets                                           F-13
     Consolidated Statements of Operations                                 F-14
     Consolidated Statements of Stockholders' Equity                       F-15
     Consolidated Statements of Cash Flows                                 F-16
     Notes to Consolidated Financial Statements                            F-18

                                  [LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT






To the Board of Directors
Super 8 Motel Developers, Inc.
Aberdeen, South Dakota

We have audited the accompanying consolidated historical cost balance sheets of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated historical cost financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also compiled the supplemental current value balance sheet of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 1999 and 1998 in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting information that is the representation of management in the form of financial statements. We have not audited or reviewed the current value balance sheets and, accordingly, do not express an opinion or any other form of assurance on them.

As described in Note 14 to the balance sheet, the supplemental current value balance sheets have been prepared by management to present relevant financial information that is not provided by the historical cost balance sheets and are not intended to be a presentation in accordance with generally accepted accounting principles. In addition, the supplemental current value balance sheets do not purport to present the net realizable, liquidation, or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of assets may vary significantly from the current values presented.


/s/ Eide Bailly LLP
-------------------
Eide Bailly LLP


Aberdeen, South Dakota
February 24, 2000



SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

=========================================================================================

ASSETS

                                               1999                       1998
                                    -------------------------   -------------------------
                                    Supplemental                Supplemental
                                      Current                     Current
                                       Value      Historical       Value      Historical
                                     (Note 14)       Cost        (Note 14)       Cost
                                    -----------   -----------   -----------   -----------
                                    (Compiled)                  (Compiled)
CASH AND CASH
  EQUIVALENTS                       $   728,737   $   728,737   $ 2,146,547   $ 2,146,547
                                    -----------   -----------   -----------   -----------

RECEIVABLES
  Trade                                 235,340       235,340       263,479       263,479
  Other                                  32,405        32,405        22,699        22,699
                                    -----------   -----------   -----------   -----------
                                        267,745       267,745       286,178       286,178
                                    -----------   -----------   -----------   -----------

PREPAID EXPENSES                        361,196       361,196       184,518       184,518
                                    -----------   -----------   -----------   -----------

INVESTMENT IN LIMITED
  PARTNERSHIPS                          155,335       155,335       490,897       490,897
                                    -----------   -----------   -----------   -----------

MOTEL PROPERTIES AND
  EQUIPMENT, NET                     48,961,000    27,891,871    49,301,000    24,551,681
                                    -----------   -----------   -----------   -----------

OTHER ASSETS
  Developed outlots                     377,446       377,446       377,446       377,446
  Unamortized sub-franchise rights    2,250,000          --       1,605,000          --
  Unamortized financing costs              --       1,171,317          --       1,269,447
  Unamortized franchise fees               --         153,425          --         149,450
  Restricted cash                       677,220       677,220       677,154       677,154
  Other                                   9,849         9,849        99,633        99,633
                                    -----------   -----------   -----------   -----------
                                      3,314,515     2,389,257     2,759,233     2,573,130
                                    -----------   -----------   -----------   -----------

                                    $53,788,528   $31,794,141   $55,168,373   $30,232,951
                                    ===========   ===========   ===========   ===========



(continued on next page)
                                            F-13


SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998 (Continued)

=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  1999                        1998
                                        -------------------------  --------------------------
                                        Supplemental               Supplemental
                                          Current                     Current
                                           Value      Historical       Value      Historical
                                         (Note 14)       Cost        (Note 14)       Cost
                                        -----------   -----------   -----------   -----------
                                        (Compiled)                  (Compiled)
LIABILITIES
  Accounts payable and
   accrued expenses, other
   than income taxes                    $   620,143   $   620,143   $   638,907   $   638,907
  Income taxes                                 --            --          34,642        34,642
  Notes payable                          26,582,179    26,582,179    25,354,656    25,354,656
  Distributions and net losses
    allocated in excess of investment
     in limited partnerships                156,504       156,504       152,761       152,761
  Deferred income taxes                      51,000        51,000        30,000        30,000
  Income taxes and sales
    commissions on realization
    of estimated values                   8,492,300          --       9,486,200          --
                                        -----------   -----------   -----------   -----------
                                         35,902,126    27,409,826    35,697,166    26,210,966
                                        -----------   -----------   -----------   -----------
COMMITMENTS AND
  CONTINGENCIES                                --            --            --            --
                                        -----------   -----------   -----------   -----------

STOCKHOLDERS' EQUITY
  Common stock: authorized
    500,000,000 shares, $.10 par
    value; issued and outstanding,
    4,895,008 shares in 1999 and
    4,882,508 shares in 1998                489,501       489,501       488,251       488,251
  Additional paidin capital               2,303,378     2,303,378     2,279,628     2,279,628
  Retained earnings                       1,591,436     1,591,436     1,254,106     1,254,106
  Unrealized appreciation                13,502,087          --      15,449,222          --
                                        -----------   -----------   -----------   -----------
                                         17,886,402     4,384,315    19,471,207     4,021,985
                                        -----------   -----------   -----------   -----------

                                        $53,788,528   $31,794,141   $55,168,373   $30,232,951
                                        ===========   ===========   ===========   ===========




                                              F-13(a)

See Notes to Consolidated Financial Statements.


SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998

================================================================================

                                                          1999           1998
                                                       -----------   -----------
OPERATIONS

REVENUES
  Motel revenues                                       $15,275,152   $15,601,862
  Motel management fees                                    301,171       328,328
  Accounting fees                                           88,750        86,400
  Sub-franchise fees                                       344,150       345,226
  Equity in net income of limited partnerships             171,992        71,189
  Interest income                                          160,142       207,504
  Other income                                              85,088        70,380
  Net gain on disposal of assets                           259,315       281,561
                                                       -----------   -----------
                                                        16,685,760    16,992,450
                                                       -----------   -----------

COSTS AND EXPENSES
  Operating expenses:
    Motel operating and management expenses             10,159,670     9,928,316
    Administration expenses                                408,727       414,759
                                                       -----------   -----------
                                                        10,568,397    10,343,075
  Interest                                               2,169,268     2,244,378
                                                       -----------   -----------
                                                        12,737,665    12,587,453
                                                       -----------   -----------

    Income before depreciation and amortization          3,948,095     4,404,997

  Depreciation and amortization                          1,348,263     1,293,119
                                                       -----------   -----------

INCOME BEFORE INCOME TAXES                               2,599,832     3,111,878

PROVISION FOR INCOME TAXES                               1,040,000     1,245,000
                                                       -----------   -----------

NET INCOME                                             $ 1,559,832   $ 1,866,878
                                                       ===========   ===========





See Notes to Consolidated Financial Statements.

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998

================================================================================

                                                     Additional
                                        Common         Paid-in        Retained
                                         Stock         Capital        Earnings
                                      -----------    -----------    -----------

BALANCE, JANUARY 1, 1998              $   488,251    $ 2,279,628    $ 1,340,231

CASH DIVIDENDS                               --             --       (1,953,003)

NET INCOME                                   --             --        1,866,878
                                      -----------    -----------    -----------

BALANCE, DECEMBER 31, 1998                488,251      2,279,628      1,254,106

ISSUANCE OF COMMON STOCK                    1,250         23,750           --

CASH DIVIDENDS                               --             --       (1,222,502)

NET INCOME                                   --             --        1,559,832
                                      -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999            $   489,501    $ 2,303,378    $ 1,591,436
                                      ===========    ===========    ===========







See Notes to Consolidated Financial Statements.



SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998

==================================================================================

                                                            1999           1998
                                                        -----------    -----------
OPERATING ACTIVITIES
  Net income                                            $ 1,559,832    $ 1,866,878
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation                                          1,230,049      1,174,538
    Amortization                                            118,214        118,581
    Net gain on disposal of property and other assets      (259,315)      (281,561)
    Allocation of net income of limited partnerships       (171,992)       (71,189)
    Deferred income taxes                                    21,000        (11,000)
    Changes in assets and liabilities:
      Accounts receivable                                    18,433        155,966
      Net repayments from limited partnerships              432,917        133,678
      Prepaid expenses                                     (176,678)        17,130
      Other assets                                          (22,843)      (158,693)
      Accounts payable and accrued expenses                 (53,406)        45,264
                                                        -----------    -----------

NET CASH FROM OPERATING ACTIVITIES                        2,696,211      2,989,592
                                                        -----------    -----------

INVESTING ACTIVITIES
  Distributions from limited partnerships                    78,380         68,898
  Payments for motel properties and equipment            (5,216,335)    (1,962,621)
  Proceeds from sale of property and equipment            1,039,428      1,365,983
                                                        -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES                    (4,098,527)      (527,740)
                                                        -----------    -----------

FINANCING ACTIVITIES
  Issuance of common stock                                   25,000           --
  Proceeds from notes payable                             2,843,180      1,159,682
  Financing costs                                           (45,515)          --
  Principal payments on notes payable                    (1,615,657)    (1,296,639)
  Cash dividends paid                                    (1,222,502)    (1,953,003)
                                                        -----------    -----------

NET CASH USED BY FINANCING ACTIVITIES                       (15,494)    (2,089,960)
                                                        -----------    -----------



(continued on next page)                                                                                               6



CONSOLIDATED STATEMENTS OF CASH FLOWS  page 2

==================================================================================

                                                            1999          1998
                                                        ----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (1,417,810)       371,892

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                   2,146,547      1,774,655
                                                        -----------    -----------


CASH AND CASH EQUIVALENTS AT END OF YEAR                $   728,737    $ 2,146,547
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash paid for interest                              $ 2,176,305    $ 2,247,260
    Cash paid for income taxes                            1,213,246      1,186,719
                                                        ===========    ===========







See Notes to Consolidated Financial Statements.                                                                        7

                                       F-17

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


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

             Motel buildings and improvements       10-40 years
             Furniture, fixtures and equipment       3-7 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

Advertising Costs

The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 1999 and 1998 were $392,513 and $362,228, respectively.

Stock Option Agreements

The Company accounts for the fair value of its grants under their stock option agreements in accordance with FASB Statement 123. The compensation cost that has been charged against income for these agreements was $0 for the year ended December 31, 1999.

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


NOTE 2 - CASH AND CASH EQUIVALENTS

At December 31, 1999 and 1998, the carrying amount of the Company's total cash and cash equivalents was $728,737 and $2,146,547, respectively. In addition, the Company considers as cash equivalents its share of deposits held in a combined cash account with related parties. Accordingly, the Company's cash equivalents may be affected by negative cash balances of related parties included in the combined account (see Note 13).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


The Company maintains its temporary cash with high credit quality financial institutions and limits the amount of credit exposure through the use of bank repurchase agreements which are collateralized by United States treasury securities. At times, cash on deposit may exceed the federally insured limit.


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS

At December 31, 1999 and 1998, the Company was a general partner in eight and nine limited partnerships, respectively, all of which were formed for the purpose of owning and operating Super 8 Motels. The Company's investment is increased for its share of earnings and any advances to the partnerships which are made for the purpose of supplementing operations and, in one instance, to guarantee cash distributions to its limited partners. Any advances to the partnerships are unsecured, due on demand, and bear interest at variable rates, currently 7%. The Company's investment is decreased by its share of partnership losses and cash distributions received. The investment is also increased by syndication costs incurred and decreased by unrecognized gains on the sale of the property. At December 31, 1999 and 1998, syndication costs incurred totaled $114,503 and $179,521, respectively, and unrecognized gains on the sale of property totaled $315,186 and $744,253, respectively. During the year ended December 31, 1999, the Havre de Grace, Maryland limited partnership sold their motel. The Company's share of the gain on sale of the motel was $181,899. The following is a schedule of the Company's investments in limited partnerships at December 31, 1999 and 1998:

           Location                               1999         1998
           --------                               ----         ----

      Aberdeen, Maryland                       $ (41,382)   $ (40,873)
      Bristol, Virginia                          (63,563)     (60,841)
      Culpeper, Virginia                          (7,228)      (7,532)
      Farmville, Virginia                        (19,336)     (19,441)
      Fredericksburg/
       Waynesboro, Virginia                      (12,976)     (12,065)
      Havre de Grace, Maryland                      --        263,101
      Richmond Airport/
       Harrisonburg, Virginia                    (12,019)     (12,009)
      Richmond Broad St., Virginia/
       Martinsburg, West Virginia                108,375      159,664
      Richmond Midlothian, Virginia               46,960       68,132
                                               ---------    ---------

                                               $  (1,169)   $ 338,136
                                               =========    =========

The amounts are presented in the balance sheet as follows:

                                                  1999        1998
                                               ---------    ---------

      Investment in Limited Partnerships       $ 155,335    $ 490,897
      Distributions and Net Losses Allocated
        In Excess of Investment in Limited
        Partnerships                            (156,504)    (152,761)
                                               ---------    ---------

      Total                                    $  (1,169)   $ 338,136
                                               =========    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


The condensed combined financial information on the above investments is as follows:

                                            December 31,  December 31,
                                               1999          1998
                                               ----          ----

           Assets                           $12,968,965   $14,677,510
                                            ===========   ===========

           Liabilities                      $11,144,455   $11,988,219
           Partners' equity                   1,824,510     2,689,291
                                            -----------   -----------

                                            $12,968,965   $14,677,510
                                            ===========   ===========
           Net income before depreciation
             and amortization               $   995,818   $ 1,218,663
                                            ===========   ===========

           Net income                       $   302,416   $   481,197
                                            ===========   ===========


NOTE 4 - MOTEL PROPERTIES AND EQUIPMENT

The Company's property and equipment consisted primarily of 28 operating motels as of December 31, 1999 and 1998, and three motels under construction at December 31, 1999.

                                                 1999          1998
                                                 ----          ----

         Land                                $ 6,417,499   $ 6,183,887
         Motel buildings and improvements     25,039,899    24,184,699
         Furniture, fixtures and equipment     6,909,323     6,713,237
                                             -----------   -----------
                                              38,366,721    37,081,823
         Less accumulated depreciation        13,012,892    12,530,142
                                             -----------   -----------
                                              25,353,829    24,551,681
         Construction in progress              2,538,042          --
                                             -----------   -----------

                                             $27,891,871   $24,551,681
                                             ===========   ===========


NOTE 5 - SUB-FRANCHISE RIGHTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

Sub-franchise fee income under this agreement totaled $344,150 and $345,226 during the years ended December 31, 1999 and 1998.


NOTE 6 - NOTES PAYABLE

The Company's long-term debt consists of mortgage notes collateralized by real estate, furniture, fixtures and equipment. The notes which have fixed and variable rates ranging from 7.75% to 8.68% are generally payable in monthly installments and due at varying dates through 2019. The weighted average interest rate of the notes was 8.51% and 8.57% as of December 31, 1999 and 1998, respectively.

Approximate principal maturities during the next five years are as follows:

                       2000             $  852,100
                       2001              1,353,400
                       2002                972,200
                       2003              1,058,600
                       2004              1,134,900

At December 31, 1999, the Company had three motels under construction. The Company had construction and permanent financing commitments of $4,982,500 of which only $1,162,179 had been drawn against the construction loan as of December 31, 1999. Interest expense capitalized totaled $35,671 and $34,583 in 1999 and 1998, respectively.


NOTE 7 - LAND LEASE

In July 1987, the Company entered into an agreement to lease a parcel of land on which it has developed a motel. The initial term of the lease is 60 years and called for initial rental of $35,200 per year. The lease payments increase by 10% at the end of five years and by 10% at the end of each five-year period thereafter throughout the term of the lease. The lease also requires contingent rental payments equal to two and one-half percent of the amount by which the motel's gross sales exceed $1,200,000. For the years ended December 31, 1999 and 1998, there were no payments required under this provision as the motel's sales did not exceed $1,200,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Future minimum payments for the initial term as of December 31, 1999 under the lease are as follows:

                        2000               $    42,592
                        2001                    42,592
                        2002                    43,657
                        2003                    46,851
                        2004                    46,851
                     Thereafter              3,075,610
                                           -----------

                                           $ 3,298,153
                                           ===========

Lease expense was $42,592 for the years ended December 31, 1999 and 1998, respectively.


NOTE 8 - RELATED PARTY TRANSACTIONS AND OTHER AGREEMENTS

The Company conducts business with a major shareholder and certain limited partnerships (see Note 3).

The Company leases its office space from a related party under the terms of an operating lease agreement with an expiration date of June 30, 2004. In addition to base rent, the Company must pay a pro rata share of the facility operating expenses. Future minimum rental payments for the office lease are as follows:

                          2000                $ 37,368
                          2001                  37,368
                          2002                  37,368
                          2003                  37,368
                          2004                  18,684

The following is a summary of transactions with related parties:

                                                1999       1998
                                                ----       ----
              Revenues:
                Management fees               $301,171   $328,328
                Accounting fees                 88,750     86,400
                Interest income                 52,200     71,740

              Costs and expenses:
                Travel and meeting expenses      5,616     34,508
                Office rent                     48,404     47,345


NOTE 9 - FRANCHISE AGREEMENTS

The Company's wholly-owned subsidiaries operate Super 8 motels under franchise agreements with Super 8 Motels, Inc. As part of the agreement, the subsidiaries are obligated to pay Super 8 Motels, Inc. room royalties equal to 4% or 5% of total room rental revenues and 1% or 2% of room rentals as a national advertising and reservation fee. Certain subsidiaries are obligated under their franchise agreement to contribute an additional 1% of room revenues towards the Franchisor's national media campaigns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


The following is a summary of fees paid under the franchise agreements:

                                                      1999       1998
                                                      ----       ----

        Royalty fees                                $607,158   $611,762
        National advertising and reservation fees    262,972    267,967
        National media fees                           15,064     11,544

The franchise agreements also place restrictions on the transfer of the franchise and the sale or lease of the motel without prior written consent of the franchisor.


NOTE 10 - LIFE INSURANCE

The Company is the owner and beneficiary of two $1,000,000 life insurance policies insuring the lives of its president and chief executive officer.


NOTE 11 - INCOME TAXES

The provision for income taxes consists of the following components:

                                           1999          1998
                                           ----          ----

               Current taxes           $ 1,019,000   $ 1,256,000
               Deferred income taxes        21,000       (11,000)
                                       -----------   -----------

                                       $ 1,040,000   $ 1,245,000
                                       ===========   ===========

A deferred tax liability has been recognized for the taxable temporary differences related to different depreciation methods for financial and tax purposes. The deferred tax liability as of December 31, 1999 and 1998 was $51,000 and $30,000, respectively.


NOTE 12 - STOCK OPTION AGREEMENTS

In 1999, the Company adopted an Incentive Stock Option Plan under which certain key employees were granted the option to purchase up to 150,000 shares of stock at an exercise price of $2.00 per share. The number of stock options that vest to employees are 55,000, 55,000 and 40,000 in 1999, 2000 and 2001, respectively. No option can be exercised more than 10 years after the date the option is granted. The fair value of each option grant is estimated on the date of grant with the following assumptions: dividend payments of $0.25 per year; risk free interest rate of 6.54% and expected life of six years. The fair value of the options granted during 1999 was $0. During 1999, 12,500 shares were exercised at a price of $2.00 per share. As of December 31, 1999, the number of options outstanding was 137,500 and the number of options exercisable was 42,500.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company, as general partner, is contingently liable for liabilities of the limited partnerships as listed in Note 3. The balance of the mortgage notes totaled approximately $3,591,000 at December 31, 1999. Management believes these obligations are adequately secured by the underlying collateral.

The Company maintains a combined bank account for the limited partnership motels managed by the Company (see Notes 3 and 8). As such, the overdrafts of one partnership are offset by cash balances of the Company and other partnerships. Upon dissolution of the combined bank account or sale or liquidation of a partnership with a positive cash balance, the Company may be liable for any unfunded positive balances. The December 31, 1999 and 1998 balances relating to these entities totaled approximately $747,200 and $714,200, respectively. These balances are not included in the consolidated balance sheet.

The Company and subsidiaries are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.


NOTE 14 - CRITERIA USED IN THE SUPPLEMENTAL CURRENT VALUE PRESENTATION
(COMPILED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Management's estimates of unrealized appreciation at December 31, 1999 and 1998, are summarized as follows:

                                                  1999          1998
                                                  ----          ----

        Motel properties                      $48,961,000   $49,301,000
        Sub-franchise rights                    2,250,000     1,605,000
                                              -----------   -----------
                                               51,211,000    50,906,000
        Less:
           Historical cost basis               29,216,613    25,970,578

           Sales commissions on realization
              of estimated current values       1,536,300     1,527,200
                                              -----------   -----------
                                               20,458,087    23,408,222
           Income taxes on realization of
              estimated current values          6,956,000     7,959,000
                                              -----------   -----------

           Unrealized appreciation            $13,502,087   $15,449,222
                                              ===========   ===========

Assumptions for current value estimates:

     Assets and liabilities included in current value estimation:
     ------------------------------------------------------------

     The current value computation of assets is limited to operating motels (28 at December 31, 1999 and 1998), three motels under construction at December 31, 1999 and the Company's sub-franchise rights for all Super 8 Motels in its territory.

     General business intangibles, such as financing costs, franchise fees and organization costs have not been carried forward from the historical cost basis to the supplemental current value presentation. Other assets and liabilities have not been revalued since the historical cost of those assets and the recorded basis of those liabilities approximate current values.

     The current value of the operating motel properties open longer than one year was determined by capitalizing adjusted net income at 11.5% in 1999 and 1998. Adjusted net income consists of net income before debt service, amortization and depreciation. The Company's motels under construction were valued at historical cost at December 31, 1999. For any motel which was open less than one year (one at December 31, 1999 and 1998), the Company used the appraised value as its current value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


     Income taxes and sales commissions on realization of estimated current values:
     ----------------------------------------------------------------------

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