Form 10QSB
period 2000-06-30
WORLD SERVICES INC
filed 2000-08-07
CIK 767410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                     For the Quarterly Period Ended 06-30-00

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

                      X  Yes                              No
                   ------                           ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, there were 2,639,679 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):Yes[ ] No[x]

                                      INDEX


PART I.           FINANCIAL INFORMATION:

Item 1.           Balance Sheet as of June 30, 2000 .............   1

                  Statements of Operations for Quarters Ended
                  June 30, 2000 and 1999 ........................   2

                  Statements of Operations for the Six Months
                  Ended June 30, 2000 and 1999 ..................   3

                  Statements of Cash Flows for the Six Months
                  Ended June 30, 2000 and 1999 ..................   4

                  Notes to Financial Statements .................   5

Item 2.           Management's discussion and Analysis of
                  Financial Condition and Results of
                  Operations:

                  Liquidity and Capital Resources ...............   6

                  Results of Operations .........................   7


PART II.          OTHER INFORMATION:

Item 1.           Legal Proceedings .............................   9

Item 2.           Changes in Securities .........................   9

Item 3.           Default Upon Senior Securities ................   9

Item 4.           Submission of matters to a Vote of Security
                  Holders .......................................   9

Item 5.           Other Information .............................   9

Item 6.           Exhibits and Reports on Form 10-Q .............   9

                              WORLD SERVICES, INC.
                                  BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS
  Cash                                                            $   48,174.07
  Money Market Fund                                                    1,230.34
  Certificates of Deposit                                          1,214,000.00
  Interest Receivable                                                 31,581.31
                                                                  -------------
     TOTAL CURRENT ASSETS                                          1,294,985.72

INVESTMENTS AND OTHER ASSETS
  Investment-Super 8 Developers                                      568,000.00
                                                                  -------------
TOTAL OTHER ASSETS                                                   568,000.00
                                                                  -------------
TOTAL ASSETS                                                      $1,862,985.72
                                                                  =============

                            LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES
 Stock Redemption payable                                         $   41,958.75
 Accounts Payable                                                     11,000.00
                                                                  -------------
         TOTAL CURRENT LIABILITIES                                    52,958.75

STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
         share; (50,000,000 shares
         authorized)with
         2,640,000 shares issued                                       2,715.00
  Additional paid in capital                                       6,364,354.75
  Accumulated Deficit                                             (4,557,042.78)
                                                                  -------------
     TOTAL STOCKHOLDERS' EQUITY                                    1,810,026.97
                                                                  -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                            $1,862,985.72
                                                                  =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                  For the Quarters Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                       2000             1999
                                                       ----             ----
REVENUE
  Dividend Income                                $        0.00     $   79,695.20
  Interest Income                                    18,773.24         14,313.51
                                                 -------------     -------------
     TOTAL REVENUE                                   18,773.24         94,008.71
                                                 -------------     -------------

EXPENSES
  Accounting Fees                                     5,467.76          3,177.50
  Contract Wages & Consulting                         6,405.00         12,260.00
  Faxes                                                  95.25            231.75
  Legal Fees                                            802.85          1,536.67
  Director Fees                                         750.00          1,950.00
  Office Supplies                                         0.00             15.96
  Printing                                              747.40            809.00
  Postage                                                33.99          2,363.29
  Supplies                                               30.00             87.70
  Telephone                                              50.29             38.05
  Rent                                                  750.00            750.00
  Annual Meeting                                          0.00          2,913.26
                                                 -------------     -------------
         TOTAL EXPENSES                              15,132.54         26,133.18
                                                 -------------     -------------

INCOME(LOSS)BEFORE INCOME TAXES                       3,640.70         67,875.53


INCOME TAXES                                              0.00              0.00
                                                 -------------     -------------
NET INCOME (LOSS)                                $    3,640.70     $   67,875.53
                                                 =============     =============

INCOME PER SHARE (Basic & Diluted) $                       .01     $         .03
                                                 =============     =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                  2,640,000         2,640,000
                                                 =============     =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                       2000             1999
                                                       ----             ----

REVENUE
  Dividend Income                                $        0.00     $   79,695.20
  Interest Income                                    36,725.27         28,610.43
                                                 -------------     -------------
         TOTAL REVENUE                               36,725.27        108,305.63
                                                 -------------     -------------

EXPENSES
  Accounting Fees                                     9,236.26          8,919.50
  Contract Wages & Consulting                        12,170.00         13,645.00
  Faxes                                                 102.75            250.50
  Legal Fees                                          1,417.40          2,037.80
  Director Fees                                       1,350.00          2,400.00
  Office Supplies                                         0.00             15.96
  Printing                                              747.40            809.00
  Postage                                                72.84          2,468.89
  Supplies                                               38.00            135.80
  Telephone                                              50.29             49.03
  Rent                                                1,500.00          1,500.00
  Annual Meeting                                          0.00          2,913.26
                                                 -------------     -------------
         TOTAL EXPENSES                              26,684.94         35,144.74
                                                 -------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES                    10,040.33         73,160.89

INCOME TAXES                                              0.00              0.00
                                                 -------------     -------------
NET INCOME(LOSS)                                 $   10,040.33     $   73,160.89
                                                 =============     =============

INCOME PER SHARE (Basic & Diluted)                         .01               .03
                                                 =============     =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                 2,640,000         2,640,000
                                                 =============     =============

                              WORLD SERVICES, INC.
                        STATEMENTS OF CASH FLOWS For the
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                     2000          1999
                                                     ----          ----

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                 $   10,040.33   $ 73,160.89

  Adjustment to reconcile net income to
    net cash used in operating
     activities:
    (Increase) Decrease in:
         Interest Receivable                      (15,783.20)    (4,971.64)
    Increase (Decrease) in:
     Stock Redemption Payable                        (246.00)    (3,067.00)
                                                  ----------     ---------
         NET CASH PROVIDED(USED) BY
          OPERATING ACTIVITIES                     (5,988.87)    65,122.25
                                                  ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Certificates of Deposit                0.00    (70,000.00)
     Redemption of Certificates of Deposit          5,219.54          0.00
                                                  ----------     ---------
         NET CASH PROVIDED(USED) BY
          INVESTING ACTIVITIES                      5,219.54    (70,000.00)
                                                  ----------     ---------

         NET INCREASE(DECREASE)IN CASH             (  769.33)    (4,877.75)

CASH AT BEGINNING OF PERIOD                        50,173.74     48,313.64
                                                  ----------     ---------
CASH AT END OF PERIOD                          $   49,404.41   $ 43,435.89
                                                  ==========     =========
SUPPLEMENTAL DISCLOSURES Cash payments for:
    Income taxes                               $        0.00   $      0.00
                                                  ==========     =========
    Interest paid                              $        0.00   $      0.00
                                                  ==========     =========

                              WORLD SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2000


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 30, 2000, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999.

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


NOTE 2 - INCOME TAXES
--------------------------------------------------------------------------------
As of December 31, 1999, the Company had net operating loss carry forwards for income tax purposes totaling approximately $1,240,000 which expire in the years 2000 to 2011. The net operating loss carry forwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2000, COMPARED TO
DECEMBER 31, 1999
--------------------------------------------------------------------------------

During the six months ended June 30, 2000, cash decreased approximately $800, as a result of purchasing certificates of deposits and paying monthly expenses since cash flow was minimal considering the growth in interest receivable from $15,798 at December 31, 1999, to $31,581 at June 30, 2000.

Primarily as a result of the increase in interest receivable, current assets increased by $9,795, from $1,285,191 at December 31, 1999, to $1,294,986 at June
30, 2000.

Current liabilities decreased $246 from $53,205 at December 31, 1999, to $52,959 at June 30, 2000. The decrease is the result of payments made on stock redemption payable.

As a result of the Company's net income for the six months of $10,000, the accumulated deficit decreased from $4,567,083 at December 31, 1999, to $4,557,043 at June 30, 2000. As a result, total stockholders equity increased from 1,799,987 at December 31, 1999, to $1,810,027 at June 30, 2000.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split. Following the reverse stock split, there were a number of fractional shares which were redeemed. Not all of the fractional shares had been submitted for payment by December 31, 1999 or June 30, 2000. As a result, the 'current liabilities' portion of the balance sheet reflects a "stock redemption payable." During the six months ended June 30, 2000, the Company redeemed outstanding fractional shares with a value of approximately $246. The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------


                                                     Six months ended

                                            June 30, 2000      June 30, 1999
                                            --------------     --------------

         Net income                            $ 10,040           $ 73,161

         Operating Expenses                      26,685             35,145

         Weighted Average
         Number of Shares                     2,640,000*         2,640,000*

         Net income per share
          Less than                               $0.01              $0.03

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

July 19, 2000

                                            WORLD SERVICES, INC.


                                            By:  /s/  Ronne Tarrell
                                              ----------------------------
                                              Ronne Tarrell, President, Chief
                                              Executive Officer and Principal
                                              Financial Officer