Form 10QSB
period 2000-09-30
WORLD SERVICES INC
filed 2000-11-08
CIK 767410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarterly Period Ended 9-30-00
                                                   -------
                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                             Commission File No.-0-


                              World Services, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                              A _______ corporation

                I.R.S. Employer Identification No. 46-0355586
                                                   ----------

                          PO Box 786 Aberdeen, SD 57402
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (605) 225-4131
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                   -------------------------------------------
                  (former address, if changed from last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

             X  Yes                                  No
           -----                                -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, there were 2,639,679 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):Yes[ ] No[x]

                                      INDEX


PART I.           FINANCIAL INFORMATION:

Item 1.           Balance Sheet as of September 30, 2000 ........   1

                  Statements of Operations for Quarters Ended
                  September 30, 2000 and 1999 ...................   2

                  Statements of Operations for the Nine Months
                  Ended September 30, 2000 and 1999 .............   3

                  Statements of Cash Flows for the Nine Months
                  Ended September 30, 2000 and 1999 .............   4

                  Notes to Financial Statements .................   5

Item 2.           Management's discussion and Analysis of
                  Financial Condition and Results of
                  Operations:

                  Liquidity and Capital Resources ...............   6

                  Results of Operations .........................   7


PART II.          OTHER INFORMATION:

Item 1.           Legal Proceedings .............................   9

Item 2.           Changes in Securities .........................   9

Item 3.           Default Upon Senior Securities ................   9

Item 4.           Submission of matters to a Vote of Security
                  Holders .......................................   9

Item 5.           Other Information .............................   9

Item 6.           Exhibits and Reports on Form 10-Q .............   9

                              WORLD SERVICES, INC.
                                  BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS
  Cash                                                            $   35,533.19
  Money Market Fund                                                    1,250.08
  Certificates of Deposit                                          1,415,620.54
  Interest Receivable                                                 46,929.95
                                                                  -------------
     TOTAL CURRENT ASSETS                                          1,499,333.76

INVESTMENTS AND OTHER ASSETS
  Investment-Super 8 Developers                                      568,000.00
                                                                  -------------
TOTAL OTHER ASSETS                                                   568,000.00
                                                                  -------------
TOTAL ASSETS                                                      $2,067,333.76
                                                                  =============

                       LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES
 Stock Redemption payable                                         $   41,958.75
 Accounts Payable                                                      5,500.00
                                                                  -------------
         TOTAL CURRENT LIABILITIES                                    47,458.75

STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
         share; (50,000,000 shares
         authorized)with
         2,640,000 shares issued                                       2,715.00
  Additional paid in capital                                       6,364,354.75
  Accumulated Deficit                                             (4,347,194.74)
                                                                  -------------
     TOTAL STOCKHOLDERS' EQUITY                                    2,019,875.01
                                                                  -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                            $2,067,333.76
                                                                  =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
               For the Quarters Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                     2000              1999
                                                     ----              ----
REVENUE
  Dividend Income                               $  199,238.00     $        0.00
  Interest Income                                   20,219.24         11,677.87
                                                -------------     -------------
     TOTAL REVENUE                                 219,457.24         11,677.87
                                                -------------     -------------

EXPENSES
  Accounting Fees                                    1,576.05          2,759.51
  Contract Wages & Consulting                        5,850.00          6,420.00
  Faxes                                                 35.25             45.75
  Legal Fees                                           726.00          3,814.03
  Director Fees                                        600.00            750.00
  Office Supplies                                        0.00            124.24
  Printing                                               0.00            116.50
  Postage                                               64.00             97.00
  Supplies                                               4.90            202.84
  Telephone                                              3.00             28.29
  Rent                                                 750.00            750.00
                                                -------------     -------------
         TOTAL EXPENSES                              9,609.20         15,108.16
                                                -------------     -------------

INCOME(LOSS)BEFORE INCOME TAXES                    209,848.04         (3,430.29)

INCOME TAXES                                             0.00              0.00
                                                -------------     -------------
NET INCOME (LOSS)                               $  209,848.04     $   (3,430.29)
                                                =============     =============

INCOME PER SHARE (Basic & Diluted)              $         .07     $         .00
                                                =============     =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                 2,640,000         2,640,000
                                                =============     =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                      2000              1999
                                                      ----              ----

REVENUE
  Dividend Income                                $  199,238.00     $   79,695.20
  Interest Income                                    56,944.51         40,288.30
                                                 -------------     -------------
         TOTAL REVENUE                              256,182.51        119,983.50
                                                 -------------     -------------

EXPENSES
  Accounting Fees                                    10,812.31         11,679.01
  Contract Wages & Consulting                        18,020.00         20,065.00
  Faxes                                                 138.00            296.25
  Legal Fees                                          2,143.40          5,851.83
  Director Fees                                       1,950.00          3,150.00
  Office Supplies                                         0.00            140.20
  Printing                                              747.40            925.50
  Postage                                               136.84          2,565.89
  Supplies                                               42.90            338.64
  Telephone                                              53.29             77.32
  Rent                                                2,250.00          2,250.00
  Annual Meeting                                          0.00          2,913.26
                                                 -------------     -------------
         TOTAL EXPENSES                              36,294.14         50,252.90
                                                 -------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES                   219,888.37         69,730.60

INCOME TAXES                                              0.00              0.00
                                                 -------------     -------------
NET INCOME(LOSS)                                 $  219,888.37     $   69,730.60
                                                 =============     =============

INCOME PER SHARE (Basic & Diluted)                         .08               .02
                                                 =============     =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                 2,640,000         2,640,000
                                                 =============     =============

                              WORLD SERVICES, INC.
                        STATEMENTS OF CASH FLOWS For the
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                        2000          1999
                                                        ----          ----

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                      $219,888.37    $69,730.60

  Adjustment to reconcile net income to
    net cash used in operating
     activities:
    (Increase) Decrease in:
         Interest Receivable                         (31,131.84)   (12,869.08)
    Increase (Decrease) in:
     Accounts Payable                                 (5,500.00)    (5,500.00)
     Stock Redemption Payable                           (246.00)    (2,058.50)
                                                    -----------    ----------
         NET CASH PROVIDED(USED) BY
          OPERATING ACTIVITIES                       183,010.53     49,303.02
                                                    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of Certificates of Deposit        (196,401.00)   (71,246.58)
                                                    -----------    ----------
         NET CASH PROVIDED(USED) BY
          INVESTING ACTIVITIES                      (196,401.00)   (71,246.58)
                                                    -----------    ----------

         NET INCREASE(DECREASE)IN CASH               (13,390.47)   (21,943.56)

CASH AT BEGINNING OF PERIOD                           50,173.74     48,313.64
                                                    -----------    ----------
CASH AT END OF PERIOD                               $ 36,783.27    $26,370.08
                                                    ===========    ==========
SUPPLEMENTAL DISCLOSURES Cash payments for:
    Income taxes                                    $      0.00    $     0.00
                                                    ===========    ==========
    Interest paid                                   $      0.00    $     0.00
                                                    ===========    ==========

                              WORLD SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 30, 2000, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999.

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

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2000, COMPARED TO
DECEMBER 31, 1999
--------------------------------------------------------------------------------

During the nine months ended September 30, 2000, cash decreased approximately $13,400, as a result of purchasing certificates of deposits and paying monthly expenses since cash flow was minimal considering the growth in interest receivable from $15,798 at December 31, 1999, to $46,930 at September 30, 2000.

Primarily as a result of the increase in certificates of deposits and interest receivable, current assets increased by $214,143, from $1,285,191 at December 31, 1999, to $1,499,334 at September 30, 2000.

Current liabilities decreased $5,746 from $53,205 at December 31, 1999, to $47,459 at September 30, 2000. The decrease is the result of payments made on accounts payable and stock redemption payable.

As a result of the Company's net income for the nine months of $219,888, the accumulated deficit decreased from $4,567,083 at December 31, 1999, to $4,347,195 at September 30, 2000. As a result, total stockholders equity increased from 1,799,987 at December 31, 1999, to $2,019,875 at September 30, 2000.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split. Following the reverse stock split, there were a number of fractional shares which were redeemed. Not all of the fractional shares had been submitted for payment by December 31, 1999 or September 30, 2000. As a result, the 'current liabilities' portion of the balance sheet reflects a "stock redemption payable." During the nine months ended September 30, 2000, the Company redeemed outstanding fractional shares with a value of approximately $246. The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------


                                                 Nine months ended

                                    September 30, 2000       September 30, 1999
                                    ------------------       ------------------

         Net income                      $219,888                  $ 69,731

         Operating Expenses                36,294                    50,253

         Weighted Average
         Number of Shares               2,640,000*                2,640,000*

         Net income per share
          Less than                         $0.08                     $0.02

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

The major increase in income for this year compared to last year at this time is the result of a $199,238 dividend received from Super 8 Developers.

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

ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------

There are no significant changes in the operations of Super 8 Motel Developers in the third quarter of 2000, that management is aware of.

ITEM 6. - EXHIBITS
--------------------------------------------------------------------------------

Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 18, 2000

                                            WORLD SERVICES, INC.


                                            By:  /s/  Ronne Tarrell
                                               --------------------------------
                                                      Ronne Tarrell, President,
                                                      Chief Executive Officer
                                                      and Principal Financial
                                                      Officer