Form 10KSB40
period 2000-12-31
WORLD SERVICES INC
filed 2001-03-27
CIK 767410

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

Issuer's revenues for its most recent fiscal year: $276,000

Aggregate market value of voting stock held by non-affiliates as of December 31, 2000 $-0-. There is currently no trading market for the Registrant's securities

Number of shares of common stock, $.001 par value, outstanding as of December 31, 2000 2,640,000.

Documents incorporated by reference: No documents are incorporated by reference into this annual report on Form 10-KSB.

                              WORLD SERVICES, INC.
                                   FORM 10-KSB

                                     PART I

Item 1. Description of Business
-------------------------------

(a)  Business Development.

     General. World Services, Inc. ("We" or "World Services") was incorporated under the laws of the State of South Dakota on December 17, 1979 under the name of Midwest Management & Marketing Corporation. The name was changed in July 1983 to World Services, Inc. Currently, our only asset (other than cash and certificates of deposit) and our only source of income is derived from our ownership of approximately 16% of the outstanding stock of Super 8 Motel Developers, Inc. ("Super 8").

     The current members of the Board of Directors were appointed in 1989 upon the resignation of the former members. Since that time, we have maintained our status as a validly existing South Dakota corporation, have been collecting receivables and settling our debts that we incurred by ceasing our active operations, and have been maintaining the books and records to allow us to obtain audited financial statements as necessary. We have not engaged in any significant business activity for more than the past five years.

     Super 8 -- Summary. In a series of transactions during 1984, we acquired shares of World Venture Capital Corporation which subsequently changed its name to Super 8 Venture Capital, Inc. ("S8VC"). In May 1986 S8VC was liquidated and its assets consisting of cash, World Services common stock and common stock of Super 8 Motel Developers, Inc. ("Super 8") were distributed to shareholders. As a result of the liquidation and subsequent transactions, we received 796,952 shares or approximately 16% of Super 8's common stock, $16,689 in cash and 125,000 shares of our own common stock. We continue to own these shares. Super 8 Motel Developers, Inc. is engaged in the acquisition and operation of budget motels. See "Narrative Description of Business" and "Financial Statements."

     As noted, the future conduct of our business is dependent upon a number of factors, and there can be no assurance that we will be able to conduct its operations as contemplated herein. Certain statements contained in this report, such as the lack of adequate financing, the possibility that we may acquire an operating business or, if any such business is acquired that it can be successfully operated, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to: the possibility that we will not be able to complete any such acquisition on economic terms, if at all; and if such an acquisition does occur, the possibility that we will not be able to operate the business successfully. Furthermore, if any acquisition does occur, it will likely be accompanied by a change of control, and there can be no assurance that such change of control will be beneficial to World Services or its existing shareholders.

(b)  Business of Issuer.

     We have been essentially inactive since 1988. The only significant income we receive is derived from our investment in Super 8, in the form of dividends and interest income from our deposits. In the near future, we intend to maintain our investments in Super 8. In addition, we intend to consider business combinations and financing opportunities, although there can be no assurance that we will be able to complete either.

Super 8 Motel Developers, Inc.
------------------------------

     Acquisition. Super 8 Motel Developers, Inc., a South Dakota corporation ("Super 8"), is engaged in the acquisition and development and management of budget motels. We currently own 796,952 shares of Super 8 common stock.

     Business of Super 8. The primary objective of Super 8 is to develop and operate franchise budget motels primarily in Virginia, West Virginia, Maryland, Delaware and the District of Columbia. Super 8 acquired exclusive franchise rights in July 1984 from Super 8 Motels, Inc., for $250,000. The agreement grants Super 8 certain exclusive rights in the above- referenced states to construct, own, and operate motels using the Super 8 name and to represent Super 8 Motels, Inc. in the sale of franchises within that territory. Significant terms of the agreement and amendments thereto are as follows:

     1.   The term of the franchise agreement is through 2004;

     2. Motels that are owned at least 51% by Super 8 pay a minimum initial franchise fee of $10,000;

     3. Super 8 is to receive one-third of the franchise fee, presently $20,000, of each franchise sold by the Super 8 system in the territory; and

     4. A specified percentage of the annual gross room rentals of each operating unit is to be tendered to Super 8 Motels, Inc. as a fee for services rendered and royalties. Super 8 Motels, Inc. will pay 25% of the fee it receives from each motel unit in the territory as a fee for services rendered by Super 8. Those payments are to continue from the date such motel unit in the territory first commences monthly royalty payments for ten years (for motels opened on or before July 11, 1990) and for 15 years (for motels opened after July 11, 1990). Subfranchise fee income to Super 8 under this agreement was $344,150 during the year ended December 31, 1999, and $402,080 during the year ended December 31, 2000.

     Super 8 acquired these franchise rights in July 1984. As of December 31, 1999, Super 8 had interests in 28 operating motels. Comparatively, Super 8 had an interest in 32 operating motels as of December 31, 2000. The size of the motels vary from 42 to 73 units and are, in most instances, located adjacent to restaurant facilities.

     At December 31, 2000, Super 8 was also a general partner in eight limited partnerships (10 as of December 31, 1999), all of which were formed for the purpose of owning and operating Super 8 Motels. These limited partnership interests are in addition to the motels owned by Super 8.

     In each of 1999 and 2000, we received dividend income from Super 8 of approximately $199,000. Our management continues to believe that the market value of our investment in Super 8 exceeds its current cost basis.

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

Plan of Operations
------------------

     To date, we have not engaged in any business operations. Although we have investigated several business acquisitions, we have not pursued any beyond initial discussion and due diligence. The current Board of Directors has not yet proposed any possible business combination to the shareholders.

     In the future, the Board of Directors will seek direction from the shareholders as to an appropriate course for World Services to follow. This course could include any of several alternatives, briefly identified as follows:

1. Dissolution and Liquidation. Pursuant to this alternative, we would seek shareholder approval for the liquidation of the company and the distribution of net assets to shareholders on a pro rata basis.

2. Continuation of World Services as a going concern. Pursuant to this alternative, our elected Board of Directors and management, would seek business opportunities and consider various possibilities of reorganization for World Services with the intention of allowing us to engage in active business operations.

3. Sale or distribution of World Services' minority interest. In connection with either or both of the foregoing alternatives, we may consider the sale of our minority interest in Super 8. This may be necessary to avoid the application of the Investment Company Act, as discussed below.

     The Board of Directors has not made any determination as to which, if any of the foregoing alternatives, it may recommend to our shareholders. We will present any such recommendation in the form of a proxy statement meeting the requirements of Schedule 14A of the Securities Exchange Act of 1934, as amended.

Possible Liquidation
--------------------

     To the extent the Board of Directors recommends liquidation to the shareholders, it will do so in accordance with the applicable requirements of South Dakota corporation law and the requirements of the Securities Exchange Act of 1934. We have attempted to sell our interest in Super 8 previously, therefore, there can be no assurance that we will be able to do so in connection with any liquidation plan. Furthermore, there can be no assurance that we would be offered a fair price in connection with any attempt to liquidate our interest in Super 8.

     Consequently, we may propose to our shareholders that we distribute the Super 8 shares to our shareholders in a pro rata distribution rather than attempt to sell our interest in Super 8. There are significant regulatory hurdles and taxation issues that must be considered in connection with either a spin off or a sale and we have not contemplated these issues. However, we will only complete any such transaction in accordance with all applicable requirements, including the requirements of the Securities Exchange Act of 1934 and state corporation laws.

Business Combinations.
----------------------

     We may attempt to implement a business plan to seek, investigate, and, if warranted, to acquire an interest in a business opportunity which management believes may provide a return to World Services and its shareholders. We may attempt to do so using our working capital, and our unissued common stock, or debt; any issuance of common stock or other equity interest would dilute the ownership percentage of our existing shareholders. In some instances, a business opportunity may involve the acquisition of or merger with a corporation or business. In other cases it amy involve the acquisition of productive assets.

     Although we have reviewed the possibilities mentioned above and have attempted to implement this portion of our plan of operations over more than the past five years, we have not yet identified a business opportunity for acquisition.

     Based on our experience over the past few years investigating these opportunities, we understand that the selection of a business opportunity is a complex process and will involve a number of risks, because potentially available business opportunities may occur in many different industries and may be in various stages of development. However, due in part to depressed economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking either the limited additional capital that we can offer or the benefits of a publicly traded corporation, or both. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for estate planning needs of principle shareholders, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors.

     In seeking business opportunities, management's decision will be based upon the objective of seeking long-term capital appreciation from the value of our investment. Current income will be a minor factor in any such decisions.

     Due to our limited financial resources, we believe that we will essentially be limited to one business venture in the foreseeable future. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

     In some cases, our management will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a requirement of state law. There can be no assurance that we will be able to complete any such acquisition.

Sale or Distribution of Minority Interests
------------------------------------------

     We may attempt to sell all or a portion of our interest in Super 8, in connection with any business combination that we may pursue. Alternatively, we might consider distributing our interests in Super 8 to our shareholders, on a pro rata basis. It is likely that any such sale or distribution would require shareholder approval under South Dakota law, as well as possible approval by the South Dakota Attorney General and Division of Securities.

Registration Under or Waiver of Investment Company Act
------------------------------------------------------

     We sold our travel and real estate operations to certain affiliates and our interest in First Savings & Loan Association of South Dakota, Inc. ("First Savings") in 1989 and 1997 respectively. Although we stated in a proxy statement that if these events occurred we intended to elect treatment as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"), we did not do so because we did not have sufficient working capital to complete the steps necessary for such an election.

     Currently, we may be considered an "investment company" as that term is defined in the 1940 Act. An investment company is generally a company that is engaged in the business of investing, holding, reinvesting, or trading of investment securities. Investment securities are defined by the 1940 Act to include all securities except United States government obligations, certain other securities and cash where we have less than a 50% interest in the issuer. Under that definition, our Super 8 securities would classify as investment securities.

     Because these securities have such a significant position in our financial statements, it is possible that the Securities and Exchange Commission may take the position that we are an investment company and should be registered as such under the 1940 Act. We believe that if the 1940 Act is applicable at all, we are an inadvertent investment company. This status resulted from the sale of our operating assets in 1988-1989, the 1997 sale of our interest in First Savings, and our inability to sell our interest in Super 8. We do not intend nor do we have authority to engage in the business of investing, holding, reinvesting, or trading of investment securities.

     We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the 1940 Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Employees and Consultants
-------------------------

     Currently, we do not have any employees. Management anticipates that employees and/or consultants will be retained as may be necessary to operate World Services following any business combination. See "Management."


Item 2. Description of Property
-------------------------------

     We are currently renting a one room office from an unaffiliated party for the sum of $250 per month, including all utilities. Management believes that this arrangement will be suitable for its needs for the immediate future, until such time as any business combination has been substantially completed or until such time as we engage in any significant business activities.

     We do not own any real property or material personal property.


Item 3. Legal Proceedings
-------------------------

     We are not a party to any legal proceedings, and we know of no such proceedings to be contemplated.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     We did not submit any matters to a vote of shareholders during the fourth quarter of the fiscal year.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

(a)  Market Information.

     Our common stock is not eligible for listing on the NASDAQ system, and trading, if any, has been strictly limited to private transactions. To our knowledge, there has been no trading in World Services common stock for a significant period of time.

(b)  Holders.

     (b)(1) The approximate number of record holders of World Services common stock, $.001 par value, as of December 31, 2000 was 1,750. This figure does not reflect an indeterminable number of shareholders whose shares are held in "street name."

(c)  Dividends.

     We have not paid a dividend on our common stock and we do not expect to pay a dividend on our common stock in the foreseeable future.


Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Operations

Years Ended December 31, 1999 and 2000
--------------------------------------

     As stated above, we have been essentially inactive since early 1988. Until 1995, our activities consisted of nothing more than maintaining our investment in Super 8, which we continue to maintain and in First Savings, which we have sold. After 1995, we have been complying with applicable administrative and regulatory requirements, and (since 1999) have been considering business opportunities to present to its shareholders for consideration. Our only earnings in 1999 and 2000 have been from dividends received from our investment in Super 8 and interest earned on deposits.

     As compared to 1999, expenditures decreased during 2000 due primarily to lower legal and accounting fees and lower administrative expenses. We will continue to incur general and administrative expenses necessary to continue the effectuation of our Plan of Operations. We intend to hold a shareholders' meeting during 2001.

     Except for dividends which may be paid to us by Super 8 (which cannot be assured), and interest from any funds on deposit, we do not anticipate any other income. We anticipate continuing expenditures during the 2000 fiscal year as it continues to comply with its obligations as a reporting company pursuant to the Securities Exchange Act of 1934 and the South Dakota corporations law. As a result of our available working capitol and anticipated dividends from Super 8, we can maintain this course of conduct indefinitely. On the other hand, should we acquire a business or commence business operations, we may be required to incur a significant amount of expenses before earning any income.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for our financial statements and the adoption of this standard did not have a material effect on our financial statements.


Liquidity and Capital Resources

December 31, 1999 and 2000
--------------------------

     At the time we ceased active business operations in 1989, we were essentially out of money and have been unable to raise any substantial amounts of money since that time. We received approximately $319,000 in dividends from Super 8 in 1998, and $199,000 in each of 1999 and 2000. In 1997, we also received proceeds of approximately $427,000 from the sale of our investment in First Savings to an unaffiliated third party. These proceeds were contributed to our working capital.

     At December 31, 1999 and 2000, we had net working capital of $1,232,000 and $1,464,000 respectively, as a result of cash dividends from Super 8, interest income, and the 1997 sale of the First Savings common stock. Prior to 1994, we had significant working capital deficits.

     Our most significant asset is our investments in Super 8, which is carried at cost. Management believes that the fair market value of this investment is in excess of its book value. However, as a result of our percentage ownership in Super 8 and our inability to significantly influence this entity, the ultimate realization of this investment may be subject to conditions outside of our control. We had previously received monies from our investment in First savings and will receive no additional dividends from First Savings since we sold our entire interest in First Savings in October 1997.

     During the years ended December 31, 1999 and December 31, 2000, we had limited cash used in investing activities from purchases of certificates of deposit.

Item 7. Financial Statements
----------------------------

     World Services' audited financial statements, described as follows, are appended to the signature page of this report.

World Services, Inc.
--------------------

                  Independent Auditor's Report

                  Balance Sheet - December 31, 2000

                  Statements of Operations - For the Years
                  Ended December 31, 2000 and 1999

                  Statement of Changes in Stockholder's Equity - For the Period from January 1, 1999 through December 31, 2000

                  Statements of Cash Flow - For the Years
                  Ended December 31, 2000 and 1999

                  Notes to Financial Statements

Super 8 Motel Developers, Inc.
------------------------------

                  Independent Auditors' Report

                  Financial Statements:
                  ---------------------

                  Consolidated Balance Sheets - December 31, 1999 and 2000

                  Consolidated Statements of Operations for the Years Ended December 31, 1999 and 2000

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999 and 2000

                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

                  Supplementary Information:
                  -------------------------

                  Independent Auditor's Report on the
                  Supplementary Information
                  Schedules of Consolidated Operating Expenses
                  Corporate Organizational Data


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

     Since inception, we have not filed a Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

(a)  Identification of Directors and Executive Officers.

     The officers and directors of World Services are listed below. The directors of World Services are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. The officers of World Services are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The current officers and directors of World Services are:

Name                            Age              Position
----                            ---              --------

Ronne Tarrell                   59               President, Director
Delores Bower                   57               Vice President, Director
David Jorgenson                 65               Director
Delbert Harty                   63               Director
Terry Heinz                     45               Secretary, Treasurer, Director

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

Terry Heinz. Mr. Heinz has been a director of World Services since 1993 and Secretary-Treasurer from 1998. At present Mr. Heinz is the account manager at Northwestern Communications, successor to NorCom Advanced Technologies, Inc., a direct marketing firm in Aberdeen, South Dakota. From April 1984 until October 1993 he was a sales representative for Dial-Net, a marketing firm in Sioux Falls, South Dakota. Mr. Heinz is not a director of any other corporation which has a class of securities registered under the Securities Exchange Act of 1934.

     Meetings of the Board and Committees

     The Board of Directors held three formal meetings during the fiscal year ended December 31, 2000 and one meeting subsequently through March 31, 2001. Each director attended all of the formal meetings either in person or by telephone with the exception of Delbert Harty and Terry Heinz who each attended two of the three meetings of the Board held in the fiscal year ended December 31, 2000. In addition, regular communications were maintained throughout the year among all of the officers and directors of the World Services.

     We do not have a standing audit, compensation, or nomination committee.

(b)  Significant Employees.

     We have no salaried employees at the present time. As described below, we pay compensation to our president as an independent contractor.

(c)  Family Relationships.

     There are no family relationships among any of our officers and/or directors.

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

     (3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily en joining such person from, or otherwise limiting, the following activities:

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

(e)  Section 16(a) Disclosure

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires a company's directors and officers and persons who own more than 10% of the company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers, and greater-than-10% shareholders are required by SEC regulation to furnish the company with copies of all Section 16(a) reports filed.

     Based solely on our review of the copies of the reports we received from persons required to file, we believe that during the period from January 1, 1999 through December 31, 2000, all filing requirements applicable to officers, directors, and greater-than-10% shareholders were complied with in accordance with the requirements of Section 16(a).

Item 10. Executive Compensation
-------------------------------

(a)(1) & (2) Cash Compensation.

     The following table sets forth information regarding compensation paid to the chief executive officer of World Services for the three years ended December 31, 2000. No other person who is currently an executive officer of World Services earned salary and bonus compensation exceeding $100,000 during any of those years.


                              Annual Compensation ($$)        Long Term Compensation
                             --------------------------   ----------------------------
                                                               Awards          Payouts
                                                          ----------------     -------
       (a)             (b)   (c)        (d)        (e)     (f)         (g)        (h)         (i)
                                                          Restricted
   Name and                                               Stock      Options    LTIP         Other
   Position           Year  Salary     Bonus      Other   Awards     & SARs     Payouts   Compensation
------------------    ----  ------     -----      -----   ------     -------    -------   ------------
                             ($$)       ($$)      ($$)     ($$)        (##)      ($$)        ($$)
Ronne Tarrell         2000  22,000      -0-       -0-     -0-          -0-        -0-         -0-
President and         1999  22,000      -0-       -0-     -0-          -0-        -0-         -0-
Chief Executive       1998  22,000      -0-       -0-     -0-          -0-        -0-         -0-
Officer

(b)(1) Compensation Under Plans.

     We have no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers, or directors.

(c)  Other Compensation.

     We did not pay any other compensation to any officer or director of World Services for services rendered to World Services during the 2000 fiscal year.

(d)  Compensation of Directors.

     We pay each of our directors $150 for their services at each meeting he or she attends. We paid a total of $3,750 to our directors for six meetings in 1999 and a total of $1,950 for three meetings in 2000. In addition, officers and directors may receive reimbursement for out-of- pocket expenses incurred by them in connection with the business of World Services.

     We have no other arrangements pursuant to which any director was compensated during the 2000 fiscal year for services as a director.

(e)  Termination of Employment and Change in Control.

     We have no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termi nation of such individual's employment with World Services. We have no plan or arrangement with respect to any such persons which will result from a change in control of World Services or a change in the individual's responsibilities following a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) and (b) Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of World Service common stock as of December 31, 2000, by: (i) each nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of World Services as a group; and (iv) all those known by World Services to be beneficial owners of more than five percent of its common stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of World Services' Common Stock.

Name & Address of                       Amount of                       Percent
Beneficial Owner                        Beneficial Ownership            of Class
----------------                        --------------------            --------
Ronne Tarrell (1)(3)                    3,922 shares                    *

Delores Bower (4)                       141,033 shares                  5.3%

David Jorgenson (1)                     1,706 shares                    *

Delbert Harty (1)(3)                    8,726 shares                    *

Terry Heinz (1)                         471 shares                      *

All executive officers &                155,858 shares                  5.9%
directors as a group (five
persons).  The address for all
above executive officers and
directors is 724 N. Kline,
P.O. Box 786, Aberdeen, SD
57402-0786

Murray Woulfe                           223,450 shares (5)              8.2%
HCR 70 Box 2206
Lake George, MN 56458
----------
* Less than one percent.

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

(5) Ownership is direct. 155,883 of these shares are held in escrow pursuant to an agreement with the Director of Securities of South Dakota until, if even, World Services achieves net earnings per share of $0.10 for any three year period, two of which must be consecutive.

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

March 23, 2001
                                            WORLD SERVICES, INC.


                                            By  /s/ Ronne Tarrell
                                            ---------------------
                                            Ronne Tarrell, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 23, 2001           /s/ Ronne Tarrell
                         -----------------
                         Ronne Tarrell, President, Principal Executive
                         Officer, and Director


March 23, 2001           /s/ David Jorgenson
                         -------------------
                         David Jorgenson, Director


March __, 2001
                         -----------------------
                         Delores Bower, Director



March 23, 2001           /s/ Delbert Harty
                         -----------------
                         Delbert Harty, Director



March 23, 2001           /s/ Terry Heinz
                         ---------------
                         Terry Heinz, Secretary, Treasurer, Principal
                         Accounting Officer, Principal Financial
                         Officer, and Director

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Independent Auditor's Report............................................     F-2

Balance Sheet - December 31, 2000.......................................     F-3

Statements of Operations - For the Years Ended December 31, 2000
   and 1999.............................................................     F-4

Statement of Changes in Stockholders' Equity -
   For the Period from January 1, 1999 through December 31, 2000........     F-5

Statements of Cash Flows - For the Years Ended December 31, 2000
   and 1999.............................................................     F-6

Notes to Financial Statements...........................................     F-7

                          INDEPENDENT AUDITOR'S REPORT




The Stockholders and Board of Directors
World Services, Inc.
Aberdeen, South Dakota

We have audited the accompanying balance sheet of World Services, Inc., as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of World Services, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.



/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
March 19, 2001

                              WORLD SERVICES, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                       $    42,000
    Certificates of deposit                                           1,447,000
    Other                                                                28,000
                                                                    -----------
             Total current assets                                     1,517,000

INVESTMENTS AND OTHER ASSETS -
    Investment in Super 8 Motel Developers                              568,000
                                                                    -----------

TOTAL ASSETS                                                        $ 2,085,000
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Payable to redeemed stockholders                                $    42,000
    Other                                                                11,000
                                                                    -----------
         Total current liabilities                                       53,000

STOCKHOLDERS' EQUITY:
    Common stock, par value $.001 per share; 50,000,000 shares
         authorized, 2,640,000 shares issued                              3,000
    Additional paid-in capital                                        6,364,000
    Accumulated deficit                                              (4,335,000)
                                                                    -----------
             Total stockholders' equity                               2,032,000
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,085,000
                                                                    ===========


              See accompanying notes to these financial statements.

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS


                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------

REVENUES:
    Interest income and other                            $   77,000   $   59,000
    Dividend income                                         199,000      199,000
                                                         ----------   ----------
                                                            276,000      258,000
                                                         ----------   ----------
EXPENSES:
    Legal and accounting                                     14,000       19,000
    Other general and administrative expenses                30,000       42,000
                                                         ----------   ----------
                                                             44,000       61,000
                                                         ----------   ----------

NET INCOME                                               $  232,000   $  197,000
                                                         ==========   ==========

INCOME PER SHARE OF COMMON STOCK (BASIC AND DILUTED)     $      .09   $      .07
                                                         ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             2,640,000    2,640,000
                                                         ==========   ==========




              See accompanying notes to these financial statements.


                              WORLD SERVICES, INC. AND SUBSIDIARIES

                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 2000



                                   COMMON STOCK          ADDITIONAL
                             -------------------------     PAID-IN     ACCUMULATED
                               SHARES         AMOUNT       CAPITAL       DEFICIT         TOTAL
                             -----------   -----------   -----------   -----------    -----------
BALANCE, January 1, 1999       2,640,000   $     3,000   $ 6,364,000   $(4,764,000)   $ 1,603,000

 Net income                         --            --            --         197,000        197,000
                             -----------   -----------   -----------   -----------    -----------

BALANCE, December 31, 1999     2,640,000         3,000     6,364,000    (4,567,000)     1,800,000
                             -----------   -----------   -----------   -----------    -----------

 Net income                         --            --            --         232,000        232,000
                             -----------   -----------   -----------   -----------    -----------

BALANCE, December 31, 2000     2,640,000   $     3,000   $ 6,364,000   $(4,335,000)   $ 2,032,000
                             ===========   ===========   ===========   ===========    ===========




                      See accompanying notes to these financial statements.

                                              F-5


                          WORLD SERVICES, INC. AND SUBSIDIARIES

                                STATEMENTS OF CASH FLOWS


                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                      2000         1999
                                                                   ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $ 232,000    $ 197,000
     Adjustments to reconcile net income to net cash provided by operating activities:
             Decrease in other assets                                (13,000)       3,000
             (Decrease) increase in current liabilities                 --         (2,000)
                                                                   ---------    ---------
         Net cash provided by operating activities                   219,000      198,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of certificate of deposit                             (227,000)    (196,000)
                                                                   ---------    ---------
         Net cash used in investing activities                      (227,000)    (196,000)
                                                                   ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (8,000)       2,000

CASH AND CASH EQUIVALENTS, at beginning of period                     50,000       48,000
                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, at end of period                        $  42,000    $  50,000
                                                                   =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for:
         Income taxes                                              $    --      $    --
                                                                   =========    =========
         Interest                                                  $    --      $    --
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

     Earnings Per Share - Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company had no potentially dilutive securities during 2000 or 1999 and as such, basic and dilutive earnings per share are the same for each year.

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

     Impairment of Long-Lived Assets - The Company has adopted SFAS No. 121. In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


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


2.   INVESTMENT IN SUPER 8 MOTEL DEVELOPERS, INC. (S8MD):

     The Company owns approximately 16% of the outstanding common stock of S8MD. The investment is accounted for under the cost method, which management believes is less than its market value. S8MD is a privately held company, for which the Company does not exercise significant influence. The Company recorded approximately $199,000 and $199,000 in dividend income from S8MD during 2000 and 1999, respectively.

     The financial statements of S8MD were audited by other auditors. Summarized statements of financial information for S8MD is as follows:

                    SUMMARIZED FINANCIAL INFORMATION FOR S8MD
                    -----------------------------------------
                               (Amounts in 000's)

                                             For the Years Ended
                                                  December 31
                                              -----------------
                                               2000       1999
                                              -------   -------

                 Total assets                 $36,372   $31,794
                                              =======   =======

                 Total liabilities            $31,715   $27,410
                                              =======   =======

                 Total stockholders' equity   $ 4,657   $ 4,384
                                              =======   =======

                 Revenues                     $17,739   $16,686
                                              =======   =======

                 Expenses                     $16,256   $15,126
                                              =======   =======

                 Net income                   $ 1,483   $ 1,560
                                              =======   =======


3.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

                      WORLD SERVICES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


4.   INCOME TAXES:

     The Company's actual effective income tax rate differs from the U.S. Federal corporate income tax rate of 34% as follows:

                                                       December 31,
                                                      -------------
                                                      2000     1999
                                                      -----   -----

             Statutory Rate                            34%     34%
             Dividend received deduction              (22%)   (24%)
             Use of net operating loss carryforward   (12%)   (10%)
                                                      -----   -----

             Effective tax rate                         0%      0%
                                                      =====   =====

     Long-term deferred tax assets (liabilities) are comprised of the following:

                                                       December 31,
                                               --------------------------
                                                   2000          1999
                                               -----------    -----------

     Net operating loss carryforward and
         investment tax credit carryforwards   $   305,000    $ 1,050,000

     Less valuation allowance                     (305,000)    (1,050,000)
                                               -----------    -----------

                                               $      --      $      --
                                               ===========    ===========

     As of December 31, 2000, the Company has net operating loss carryforwards for income tax purposes of $820,000 which expire in the years 2001 to 2011. The net operating loss carryforwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations. The change in the deferred tax valuation allowance from 1999 to 2000 was a decrease of $745,000.


5.   STOCKHOLDERS' EQUITY:

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

                         SUPER 8 MOTEL DEVELOPERS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



Table of Contents

--------------------------------------------------------------------------------
                                                                            Page
                                                                            ----

INDEPENDENT AUDITOR'S REPORT                                                F-11

FINANCIAL STATEMENTS
     Consolidated Balance Sheets                                            F-12
     Consolidated Statements of Operations                                  F-13
     Consolidated Statements of Stockholders' Equity                        F-14
     Consolidated Statements of Cash Flows                                  F-15
     Notes to Consolidated Financial Statements                             F-16

                                  [LETTERHEAD]







                          INDEPENDENT AUDITOR'S REPORT

--------------------------------------------------------------------------------


To the Board of Directors
Super 8 Motel Developers, Inc.
Aberdeen, South Dakota

We have audited the accompanying consolidated balance sheets of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motel Developers, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Eide Bailly LLP
-------------------
Eide Bailly LLP

Aberdeen, South Dakota
February 23, 2001


SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------

                                                             2000          1999
                                                          -----------   -----------
ASSETS

CASH AND CASH EQUIVALENTS                                 $   803,113   $   728,737
                                                          -----------   -----------

RECEIVABLES
  Trade                                                       255,660       235,340
  Other                                                        17,360        32,405
                                                          -----------   -----------
                                                              273,020       267,745
                                                          -----------   -----------

PREPAID EXPENSES                                              350,397       361,196
                                                          -----------   -----------

INVESTMENT IN LIMITED PARTNERSHIPS                             38,518       155,335
                                                          -----------   -----------

MOTEL PROPERTIES AND EQUIPMENT, NET                        32,545,016    27,891,871
                                                          -----------   -----------

OTHER ASSETS
  Developed outlots                                           377,446       377,446
  Unamortized financing costs                               1,106,242     1,171,317
  Unamortized franchise fees                                  171,139       153,425
  Restricted cash                                             696,153       677,220
  Other                                                        10,691         9,849
                                                          -----------   -----------
                                                            2,361,671     2,389,257
                                                          -----------   -----------

                                                          $36,371,735   $31,794,141
                                                          ===========   ===========

LIABILITIES
  Accounts payable and accrued expenses,
   other than income taxes                                $   592,786   $   620,143
  Notes payable                                            30,951,143    26,582,179
  Distributions and net losses allocated in excess
     of investment in limited partnerships                     86,295       156,504
  Deferred income taxes                                        85,000        51,000
                                                          -----------   -----------
                                                           31,715,224    27,409,826
                                                          -----------   -----------

COMMITMENTS AND CONTINGENCIES                                    --            --
                                                          -----------   -----------

STOCKHOLDERS' EQUITY
  Common stock: authorized 500,000,000 shares, $.10 par
    value; issued and outstanding, 4,902,508 shares in
    2000 and 4,895,008 shares in 1999                         490,251       489,501
  Additional paid-in capital                                2,317,628     2,303,378
  Retained earnings                                         1,848,632     1,591,436
                                                          -----------   -----------
                                                            4,656,511     4,384,315
                                                          -----------   -----------

                                                          $36,371,735   $31,794,141
                                                          ===========   ===========

See Notes to Consolidated Financial Statements.

                                       F-12

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                           2000          1999
                                                       -----------   -----------
OPERATIONS

REVENUES
  Motel revenues                                       $16,456,002   $15,275,152
  Motel management fees                                    241,202       301,171
  Accounting fees                                           41,600        88,750
  Sub-franchise fees                                       402,080       344,150
  Equity in net income of limited partnerships             450,920       171,992
  Interest income                                           99,229       160,142
  Other income                                              47,743        85,088
  Net gain on disposal of assets                              --         259,315
                                                       -----------   -----------
                                                        17,738,776    16,685,760
                                                       -----------   -----------

COSTS AND EXPENSES
  Operating expenses:
    Motel operating and management expenses             10,923,504    10,159,670
    Administration expenses                                413,031       408,727
                                                       -----------   -----------
                                                        11,336,535    10,568,397
  Interest                                               2,408,837     2,169,268
                                                       -----------   -----------
                                                        13,745,372    12,737,665
                                                       -----------   -----------

    Income before depreciation and amortization          3,993,404     3,948,095

  Depreciation and amortization                          1,601,581     1,348,263
                                                       -----------   -----------

INCOME BEFORE INCOME TAXES                               2,391,823     2,599,832

PROVISION FOR INCOME TAXES                                 909,000     1,040,000
                                                       -----------   -----------

NET INCOME                                             $ 1,482,823   $ 1,559,832
                                                       ===========   ===========


See Notes to Consolidated Financial Statements.

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                      Additional
                                         Common        Paid-in        Retained
                                         Stock         Capital        Earnings
                                      -----------    -----------    -----------

BALANCE, JANUARY 1, 1999              $   488,251    $ 2,279,628    $ 1,254,106

ISSUANCE OF COMMON STOCK                    1,250         23,750           --

CASH DIVIDENDS                               --             --       (1,222,502)

NET INCOME                                   --             --        1,559,832
                                      -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999                489,501      2,303,378      1,591,436

ISSUANCE OF COMMON STOCK                      750         14,250           --

CASH DIVIDENDS                               --             --       (1,225,627)

NET INCOME                                   --             --        1,482,823
                                      -----------    -----------    -----------

BALANCE, DECEMBER 31, 2000            $   490,251    $ 2,317,628    $ 1,848,632
                                      ===========    ===========    ===========



See Notes to Consolidated Financial Statements.


SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------------

                                                                   2000           1999
                                                               -----------    -----------
OPERATING ACTIVITIES
  Net income                                                   $ 1,482,823    $ 1,559,832
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation                                                 1,481,718      1,230,049
    Amortization                                                   119,863        118,214
    Net (loss) gain on disposal of property and other assets         3,067       (259,315)
    Allocation of net income of limited partnerships              (450,920)      (171,992)
    Deferred income taxes                                           34,000         21,000
    Changes in assets and liabilities:
      Accounts receivable                                           (5,275)        18,433
      Net repayments from limited partnerships                     351,386        432,917
      Prepaid expenses                                              10,799       (176,678)
      Other assets                                                 (53,112)       (22,843)
      Accounts payable and accrued expenses                        (27,357)       (53,406)
                                                               -----------    -----------

NET CASH FROM OPERATING ACTIVITIES                               2,946,992      2,696,211
                                                               -----------    -----------

INVESTING ACTIVITIES
  Distributions from limited partnerships                          146,142         78,380
  Payments for motel properties and equipment                   (6,137,930)    (5,216,335)
  Proceeds from sale of property and equipment                        --        1,039,428
                                                               -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES                           (5,991,788)    (4,098,527)
                                                               -----------    -----------

FINANCING ACTIVITIES
  Issuance of common stock                                          15,000         25,000
  Proceeds from notes payable                                    5,221,902      2,843,180
  Financing costs                                                  (39,165)       (45,515)
  Principal payments on notes payable                             (852,938)    (1,615,657)
  Cash dividends paid                                           (1,225,627)    (1,222,502)
                                                               -----------    -----------

NET CASH FROM (USED BY) FINANCING ACTIVITIES                     3,119,172        (15,494)
                                                               -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             74,376     (1,417,810)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                            728,737      2,146,547
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $   803,113    $   728,737
                                                               ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash paid for interest                                     $ 2,411,589    $ 2,176,305
    Cash paid for income taxes                                     790,517      1,213,246
                                                               ===========    ===========

See Notes to Consolidated Financial Statements.

                                          F-15

SUPER 8 MOTEL DEVELOPERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


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

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Advertising Costs

The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2000 and 1999 were $480,502 and $392,513, respectively.

Stock Option Agreements

The Company accounts for the fair value of its grants under their stock option agreements in accordance with FASB Statement 123. The compensation cost that has been charged against income for these agreements was $0 for the years ended December 31, 2000 and 1999.

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


NOTE 2 - CASH AND CASH EQUIVALENTS

At December 31, 2000 and 1999, the carrying amount of the Company's total cash and cash equivalents was $803,113 and $728,737, respectively. In addition, the Company considers as cash equivalents its share of deposits held in a combined cash account with related parties. Accordingly, the Company's cash equivalents may be affected by negative cash balances of related parties included in the combined account (see Note 14).

The Company maintains its temporary cash with high credit quality financial institutions and limits the amount of credit exposure through the use of bank repurchase agreements which are collateralized by United States treasury securities. At times, cash on deposit may exceed the federally insured limit.

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS

At December 31, 2000 and 1999, the Company was a general partner in five and eight limited partnerships, respectively, all of which were formed for the purpose of owning and operating Super 8 Motels. The Company's investment is increased for its share of earnings and any advances to the partnerships which are made for the purpose of supplementing operations. Any advances to the partnerships are unsecured, due on demand, and bear interest at variable rates, currently 7%. The Company's investment is decreased by its share of partnership losses and cash distributions received. The investment is also increased by syndication costs incurred and decreased by unrecognized gains on the sale of the property. At December 31, 2000 and 1999, syndication costs incurred totaled $95,139 and $114,503, respectively, and unrecognized gains on the sale of property totaled $315,186. During the year ended December 31, 2000, the Bristol, Culpeper and Richmond Midlothian limited partnerships sold their motels. The Company's share of the gain on the sale of the motels was $487,546. During the year ended December 31, 1999, the Havre de Grace, Maryland limited partnership sold their motel. The Company's share of the gain on sale of the motel was $181,899. The following is a schedule of the Company's investments in limited partnerships at December 31, 2000 and 1999:

                    Location                   2000         1999
                    --------                ---------    ---------

            Aberdeen, Maryland              $ (42,317)   $ (41,382)
            Bristol, Virginia                    --        (63,563)
            Culpeper, Virginia                   --         (7,228)
            Farmville, Virginia               (19,816)     (19,336)
            Fredericksburg/
             Waynesboro, Virginia             (12,837)     (12,976)
            Richmond Airport/
             Harrisonburg, Virginia           (11,325)     (12,019)
            Richmond Broad St., Virginia/
             Martinsburg, West Virginia        38,518      108,375
            Richmond Midlothian, Virginia        --         46,960
                                            ---------    ---------

                                            $ (47,777)   $  (1,169)
                                            =========    =========


The amounts are presented in the balance sheets as follows:

                                                   2000         1999
                                                 ---------    ---------

        Investment in Limited Partnerships       $  38,518    $ 155,335
        Distributions and Net Losses Allocated
          In Excess of Investment in Limited
          Partnerships                             (86,295)    (156,504)
                                                 ---------    ---------

        Total                                    $ (47,777)   $  (1,169)
                                                 =========    =========

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The condensed combined financial information on the above investments is as follows:

                                            December 31,  December 31,
                                                2000          1999
                                            -----------   -----------

           Assets                           $ 8,987,939   $12,968,965
                                            ===========   ===========

           Liabilities                      $ 6,827,573   $11,144,455
           Partners' equity                   2,160,366     1,824,510
                                            -----------   -----------

                                            $ 8,987,939   $12,968,965
                                            ===========   ===========
           Net income before depreciation
             and amortization               $   659,824   $   995,818
                                            ===========   ===========

           Net income                       $   184,986   $   302,416
                                            ===========   ===========


NOTE 4 - MOTEL PROPERTIES AND EQUIPMENT

The Company's property and equipment consisted primarily of 32 and 28 operating motels as of December 31, 2000 and 1999, respectively and three motels under construction at December 31, 1999.

                                                2000            1999
                                            ------------    ------------

        Land                                $  7,464,037    $  6,417,499
        Motel buildings and improvements      31,445,076      25,039,899
        Furniture, fixtures and equipment      8,040,238       6,909,323
                                            ------------    ------------
                                              46,949,351      38,366,721
        Less accumulated depreciation        (14,404,335)     13,012,892
                                            ------------    ------------
                                              32,545,016      25,353,829
        Construction in progress                    --         2,538,042
                                            ------------    ------------
                                            $ 32,545,016    $ 27,891,871
                                            ============    ============


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


(continued on next page)

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

Sub-franchise fee income under this agreement totaled $402,080 and $344,150 during the years ended December 31, 2000 and 1999, respectively.


NOTE 6 - NOTES PAYABLE

The Company's long-term debt consists of mortgage notes collateralized by real estate, furniture, fixtures and equipment. The notes which have fixed and variable rates ranging from 7.75% to 9.5% are generally payable in monthly installments and due at varying dates through 2019. The weighted average interest rate of the notes was 8.58% and 8.51% as of December 31, 2000 and 1999, respectively.

Approximate principal maturities during the next five years are as follows:

                       2001                   $ 1,431,000
                       2002                     1,056,900
                       2003                     1,156,800
                       2004                     1,236,900
                       2005                     1,353,900

At December 31, 1999, the Company had three motels under construction. The Company had con-struction and permanent financing commitments of $4,982,500 of which only $1,162,179 had been drawn against the construction loan as of December 31, 1999. Interest expense capitalized totaled $68,593 and $35,671 in 2000 and 1999, respectively.


NOTE 7 - LAND LEASE

In July 1987, the Company entered into an agreement to lease a parcel of land on which it has developed a motel. The initial term of the lease is 60 years and called for initial rental of $35,200 per year. The lease payments increase by 10% at the end of five years and by 10% at the end of each five-year period thereafter throughout the term of the lease. The lease also requires contingent rental payments equal to two and one-half percent of the amount by which the motel's gross sales exceed $1,200,000. For the years ended December 31, 2000 and 1999, there were no payments required under this provision as the motel's sales did not exceed $1,200,000.

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Future minimum payments for the initial term as of December 31, 2000 under the lease are as follows:

                        2001                  $    42,592
                        2002                       43,657
                        2003                       46,851
                        2004                       46,851
                        2005                       46,851
                     Thereafter                 3,028,759
                                              -----------

                                              $ 3,255,561
                                              ===========

Lease expense was $42,592 for the years ended December 31, 2000 and 1999.


NOTE 8 - RELATED PARTY TRANSACTIONS AND OTHER AGREEMENTS

The Company conducts business with a major shareholder and certain limited partnerships (see Note 3).

The Company leases its office space from a related party under the terms of an operating lease agreement with an expiration date of June 30, 2004. In addition to base rent, the Company must pay a pro rata share of the facility operating expenses. Approximate future minimum rental payments for the office lease are as follows:

                        2001                     $ 12,500
                        2002                       12,500
                        2003                       12,500
                        2004                        6,300

The following is a summary of transactions with related parties:

                                                 2000         1999
                                                 ----         ----
           Revenues:
             Management fees                  $  241,202   $  301,171
             Accounting fees                      41,600       88,750
             Interest income                        --         52,200

           Costs and expenses:
             Travel and meeting expenses            --          5,616
             Office rent                          34,104       48,404
             Accounting and data processing      108,590         --
             Motel construction costs          4,490,173    2,966,004


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

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following is a summary of fees paid under the franchise agreements:

                                                      2000       1999
                                                      ----       ----

        Royalty fees                                $667,204   $607,158
        National advertising and reservation fees    288,251    262,972
        National media fees                           28,913     15,064

The franchise agreements also place restrictions on the transfer of the franchise and the sale or lease of the motel without prior written consent of the franchisor.


NOTE 10 - LIFE INSURANCE

The Company is the owner and beneficiary of two $1,000,000 life insurance policies insuring the lives of its president and chief executive officer.


NOTE 11 - INCOME TAXES

The provision for income taxes consists of the following components:

                                           2000         1999
                                        ----------   ----------

                Current taxes           $  875,000   $1,019,000
                Deferred income taxes       34,000       21,000
                                        ----------   ----------

                                        $  909,000   $1,040,000
                                        ==========   ==========

A deferred tax liability has been recognized for the taxable temporary differences related to different depreciation methods for financial and tax purposes. The deferred tax liability as of December 31, 2000 and 1999 was $85,000 and $51,000, respectively.


NOTE 12 - STOCK OPTION AGREEMENTS

The Company has adopted an Incentive Stock Option Plan under which certain key employees were granted the option to purchase up to 150,000 shares of stock at an exercise price of $2.00 per share. The number of stock options that vest to employees are 55,000, 55,000 and 40,000 in 1999, 2000 and 2001, respectively. No option can be exercised more than 10 years after the date the option is granted. The fair value of each option grant is estimated on the date of grant with the following assumptions: dividend payments of $0.25 per year; risk free interest rate of 6.54% and expected life of six years. The fair value of the options granted during 1999 was $0. During 2000 and 1999, 7,500 and 12,500 shares, respectively, were exercised at a price of $2.00 per share. As of December 31, 2000, the number of options outstanding was 130,000 and the number of options exercisable was 90,000.

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - RETIREMENT PLAN

The Company sponsors a defined contribution pension plan that covers all full-time employees who have met certain age and service requirements. Company contributions to the plan are 50% of the first 3% contributed by participating employees and totaled $24,449 and $25,538 for the years ended December 31, 2000 and 1999, respectively.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company, as general partner, is contingently liable for liabilities of the limited partnerships as listed in Note 3. The balance of the mortgage notes totaled approximately $1,777,000 at December 31, 2000. Management believes these obligations are adequately secured by the underlying collateral.

The Company maintains a combined bank account for the limited partnership motels managed by the Company (see Notes 3 and 8). As such, the overdrafts of one partnership are offset by cash balances of the Company and other partnerships. Upon dissolution of the combined bank account or sale or liquidation of a partnership with a positive cash balance, the Company may be liable for any unfunded positive balances. The December 31, 2000 and 1999 balances relating to these entities totaled approximately $457,000 and $747,200, respectively. These balances are not included in the consolidated balance sheet.

The Company and subsidiaries are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.



                                    # # # # #