Form 10QSB
period 2001-03-31
WORLD SERVICES INC
filed 2001-05-15
CIK 767410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Quarterly Period Ended 3-31-01

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

             ___X___Yes                              _______No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, there were 2,639,679 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):Yes[ ] No[x]

                                      INDEX


PART I.  FINANCIAL INFORMATION:

Item 1.  Balance Sheet as of March 31, 2001 ................................   1

         Statements of Operations for Quarters Ended
         March 31, 2001 and 2000 ...........................................   2

         Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and 2000 .....................................   3

         Notes to Financial Statements .....................................   4

Item 2.  Management's discussion and Analysis of
         Financial Condition and Results of
         Operations:

         Liquidity and Capital Resources ...................................   5

         Results of Operations .............................................   6


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings .................................................   8

Item 2.  Changes in Securities .............................................   8

Item 3.  Default Upon Senior Securities ....................................   8

Item 4.  Submission of matters to a Vote of Security
         Holders ...........................................................   8

Item 5.  Other Information .................................................   8

Item 6.  Exhibits and Reports on Form 10-Q .................................   8

                              WORLD SERVICES, INC.
                                  BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS
  Cash                                                            $   28,677.32
  Money Market Fund                                                      768.33
  Certificates of Deposit                                          1,454,797.22
  Interest Receivable                                                 40,749.17
                                                                  -------------
     TOTAL CURRENT ASSETS                                          1,524,992.04

INVESTMENTS AND OTHER ASSETS
  Investment-Super 8 Developers                                      568,000.00
                                                                  -------------
TOTAL OTHER ASSETS                                                   568,000.00
                                                                  -------------
TOTAL ASSETS                                                      $2,092,992.04
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES
 Stock Redemption payable                                         $   41,833.75
 Accounts Payable                                                      5,500.00
                                                                  -------------
         TOTAL CURRENT LIABILITIES                                    47,333.75

STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
         share; (50,000,000 shares
         authorized)with
         2,640,000 shares issued                                       2,715.00
  Additional paid in capital                                       6,364,354.75
  Accumulated Deficit                                             (4,321,411.46)
                                                                  -------------
     TOTAL STOCKHOLDERS' EQUITY                                    2,045,658.29
                                                                  -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                            $2,092,992.04
                                                                  =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                 For the Quarters Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                      2001              2000
                                                      ----              ----
REVENUE
  Interest Income                                $   27,375.32     $   17,952.03
                                                 -------------     -------------
     TOTAL REVENUE                                   27,375.32         17,952.03
                                                 -------------     -------------

EXPENSES
  Accounting Fees                                     4,269.85          3,768.50
  Contract Wages & Consulting                         5,940.00          5,765.00
  Faxes                                                  41.25              7.50
  Legal Fees                                          1,362.50            614.55
  Director Fees                                       1,350.00            600.00
  Postage                                                49.12             38.85
  Supplies                                               20.50              8.00
  Rent                                                  750.00            750.00
                                                 -------------     -------------
         TOTAL EXPENSES                              13,783.22         11,552.40
                                                 -------------     -------------

INCOME(LOSS)BEFORE INCOME TAXES                      13,592.10          6,399.63

INCOME TAXES                                              0.00              0.00
                                                 -------------     -------------
NET INCOME (LOSS)                                $   13,592.10     $    6,399.63
                                                 =============     =============

INCOME PER SHARE (Basic & Diluted)               $         .01     $         .01
                                                 =============     =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                  2,640,000         2,640,000
                                                 =============     =============

                              WORLD SERVICES, INC.
                          STATEMENTS OF CASH FLOWS For
                 the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                         2001           2000
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                        $13,592.10     $ 6,399.63

  Adjustment to reconcile net income to
    net cash used in operating
     activities:
    (Increase) Decrease in:
         Interest Receivable                          (12,514.37)     (8,468.96)
    Increase (Decrease) in:
         Accounts Payable                              (5,500.00)     (5,500.00)
         Stock Redemption Payable                        (125.00)       (246.00)
                                                      ----------     ----------
         NET CASH USED IN
          OPERATING ACTIVITIES                         (4,547.27)     (7,815.33)
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of Certificates of Deposit           (8,232.18)     (2,695.34)
                                                      ----------     ----------
         NET CASH USED BY INVESTING
          ACTIVITIES                                   (8,232.18)     (2,695.34)
                                                      ----------     ----------

         NET INCREASE(DECREASE)IN CASH                (12,779.45)    (10,510.67)

CASH AT BEGINNING OF PERIOD                            42,225.10      50,173.74
                                                      ----------     ----------
CASH AT END OF PERIOD                                 $29,445.65     $39,663.07
                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURES Cash payments for:
    Income taxes                                      $     0.00     $     0.00
                                                      ==========     ==========
    Interest paid                                     $     0.00     $     0.00
                                                      ==========     ==========

                              WORLD SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2001


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2000.



NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.


NOTE 2 - INCOME TAXES
--------------------------------------------------------------------------------

As of December 31, 2000, the Company had net operating loss carry forwards for income tax purposes totaling approximately $823,000 which expire in the years 2001 to 2011. The net operating loss carry forwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 2001, COMPARED TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

During the three months ended March 31, 2001, cash decreased approximately $12,800, as a result of purchasing certificates of deposits and paying monthly expenses since cash flow was minimal considering the growth in interest receivable from $28,235 at December 31, 2000, to $40,749 at March 31, 2001.

Primarily as a result of the increase in interest income, current assets increased by $7,967, from $1,517,025 at December 31, 2000, to $1,524,992 at
March 31, 2001.

Current liabilities decreased $5,625 from $52,959 at December 31, 2000, to $47,334 at March 31, 2001. The decrease is the result of payments made on stock redemption payable and accounts payable.

As a result of the Company's net income for the three months of $13,592, the accumulated deficit decreased from $4,335,003 at December 31, 2000, to $4,321,411 at March 31, 2001. As a result, total stockholders equity increased from 2,032,066 at December 31, 2000, to $2,045,658 at March 31, 2001.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split. Following the reverse stock split, there were a number of fractional shares which were redeemed. Not all of the fractional shares had been submitted for payment by December 31, 2000 or March 31, 2001. As a result, the 'current liabilities' portion of the balance sheet reflects a "stock redemption payable." During the three months ended March 31, 2001, the Company redeemed outstanding fractional shares with a value of approximately $125. The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The company has sufficient funds available to meet its capital obligations in the foreseeable future. As noted, elsewhere in this report and in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, the future conduct of World Services' business is dependent upon a number of factors, and there can be no assurance that World Services will be able to conduct its operations as contemplated herein. Certain statements contained in this report, such as the possibility that World Services may acquire an operating business or, if any such business is acquired that it can be successfully operated, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to: the possibility that World Services will not be able to complete any such acquisition on economic terms, if at all; and if such an acquisition does occur, the possibility that World Services will not be able to operate the business successfully. Furthermore, if any acquisition does occur, it will likely be accompanied by a change of control, and there can be no assurance that such change of control will be beneficial to World Services or its existing shareholders.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                                           Three months ended

                                     March 31, 2001    March 31, 2000
                                     --------------    --------------

                Net income             $   13,592       $    6,400

                Operating Expenses         13,783           11,552

                Weighted Average
                Number of Shares        2,640,000*       2,640,000*

                Net income per share
                 Less than             $     0.01       $     0.01

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

The Company's revenues during this quarter derive solely from interest income which is a function of the interest rate and the amount of funds on deposit. The Company's expenses are primarily general and administrative expenses required to maintain the Company's status under South Dakota law and it's reporting obligations under the Securities Exchange Act of 1934.

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

                           PART II. OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

None.


ITEM 2. - CHANGES IN SECURITIES
--------------------------------------------------------------------------------

None.


--------------------------------------------------------------------------------
ITEM 3. - DEFAULT UPON SENIOR SECURITIES

None.


--------------------------------------------------------------------------------
ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


--------------------------------------------------------------------------------
ITEM 5. - OTHER INFORMATION

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

May 4, 2001

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