Form 10QSB
period 2001-06-30
WORLD SERVICES INC
filed 2001-08-09
CIK 767410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Quarterly Period Ended 6-30-01

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to __________

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

                   X  Yes                              ___ No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2001, there were 2,639,679 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):Yes[ ] No[x]

                                      INDEX


PART I. FINANCIAL INFORMATION:

Item 1.    Balance Sheet as of June 30, 2001 .............................   1

           Statements of Operations for Quarters Ended
           June 30, 2001 and 2000 ........................................   2

           Statements of Operations for the Six Months
           Ended June 30, 2001 and 2000 ..................................   3

           Statements of Cash Flows for the Six Months
           Ended June 30, 2001 and 2000 ..................................   4

           Notes to Financial Statements .................................   5

Item 2.    Management's discussion and Analysis of
           Financial Condition and Results of
           Operations:

           Liquidity and Capital Resources ...............................   6

           Results of Operations .........................................   7


PART II.   OTHER INFORMATION:

Item 1.    Legal Proceedings .............................................   9

Item 2.    Changes in Securities .........................................   9

Item 3.    Default Upon Senior Securities ................................   9

Item 4.    Submission of matters to a Vote of Security
           Holders .......................................................   9

Item 5.    Other Information .............................................   9

Item 6.    Exhibits and Reports on Form 10-Q .............................   9

                              WORLD SERVICES, INC.
                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS
  Cash                                                            $  147,285.21
  Money Market Fund                                                  167,210.04
  Certificates of Deposit                                          1,183,540.00
  Interest Receivable                                                 35,555.81
                                                                  -------------
     TOTAL CURRENT ASSETS                                          1,533,591.06

INVESTMENTS AND OTHER ASSETS
  Investment-Super 8 Developers                                      568,000.00
                                                                  -------------
TOTAL OTHER ASSETS                                                   568,000.00
                                                                  -------------
TOTAL ASSETS                                                      $2,101,591.06
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES
 Stock Redemption payable                                         $   41,833.75
 Accounts Payable                                                     14,413.00
                                                                  -------------
         TOTAL CURRENT LIABILITIES                                    56,246.75

STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
         share; (50,000,000 shares
         authorized)with
         2,640,000 shares issued                                       2,715.00
  Additional paid in capital                                       6,364,354.75
  Accumulated Deficit                                             (4,321,725.44)
                                                                  -------------
     TOTAL STOCKHOLDERS' EQUITY                                    2,045,344.31
                                                                  -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                            $2,101,591.06
                                                                  =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                  For the Quarters Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                    2001                2000
                                                -------------      -------------
REVENUE
  Interest Income                               $   22,585.03      $   18,773.24
                                                -------------      -------------
     TOTAL REVENUE                                  22,585.03          18,773.24
                                                -------------      -------------

EXPENSES
  Accounting Fees                                    5,702.40           5,467.76
  Contract Wages & Consulting                        6,080.00           6,405.00
  Faxes                                                247.50              95.25
  Legal Fees                                         2,470.16             802.85
  Director Fees                                        750.00             750.00
  Printing                                           3,591.00             747.40
  Postage                                            3,016.87              33.99
  Supplies                                              91.60              30.00
  Telephone                                             29.83              50.29
  Rent                                                 750.00             750.00
  Annual Meeting                                       169.65               0.00
                                                -------------      -------------
         TOTAL EXPENSES                             22,899.01          15,132.54
                                                -------------      -------------

INCOME(LOSS)BEFORE INCOME TAXES                       (313.98)          3,640.70


INCOME TAXES                                             0.00               0.00
                                                -------------      -------------
NET INCOME (LOSS)                               $     (313.98)     $    3,640.70
                                                =============      =============

INCOME PER SHARE (Basic & Diluted)              $         .01      $         .01
                                                =============      =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                 2,640,000          2,640,000
                                                =============      =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                     2001               2000
                                                 -------------     -------------
REVENUE
  Interest Income                                $   49,960.35     $   36,725.27
                                                 -------------     -------------
         TOTAL REVENUE                               49,960.35         36,725.27
                                                 -------------     -------------

EXPENSES
  Accounting Fees                                     9,972.25          9,236.26
  Contract Wages & Consulting                        12,020.00         12,170.00
  Faxes                                                 288.75            102.75
  Legal Fees                                          3,832.66          1,417.40
  Director Fees                                       2,100.00          1,350.00
  Printing                                            3,591.00            747.40
  Postage                                             3,065.99             72.84
  Supplies                                              112.10             38.00
  Telephone                                              29.83             50.29
  Rent                                                1,500.00          1,500.00
  Annual Meeting                                        169.65              0.00
                                                 -------------     -------------
         TOTAL EXPENSES                              36,682.23         26,684.94
                                                 -------------     -------------
INCOME BEFORE INCOME TAXES                           13,278.12         10,040.33

INCOME TAXES                                              0.00              0.00
                                                 -------------     -------------
NET INCOME                                       $   13,278.12     $   10,040.33
                                                 =============     =============

INCOME PER SHARE (Basic & Diluted)                         .01               .01
                                                 =============     =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                 2,640,000         2,640,000
                                                 =============     =============

                              WORLD SERVICES, INC.
                        STATEMENTS OF CASH FLOWS For the
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                         2001           2000
                                                     -----------    -----------

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                       $ 13,278.12    $  10,040.33

  Adjustment to reconcile net income to
    net cash used in operating
     activities:
    (Increase) Decrease in:
         Interest Receivable                           (7,321.01)    (15,783.20)
    Increase (Decrease) in:
     Stock Redemption Payable                            (125.00)       (246.00)
         Accounts Payable                               3,413.00           0.00
                                                     -----------    -----------
         NET CASH PROVIDED(USED) BY
          OPERATING ACTIVITIES                          9,245.11      (5,988.87)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Redemption of Certificates
           of Deposit                                 263,025.04       5,219.54
                                                     -----------    -----------
         NET CASH PROVIDED BY
          INVESTING ACTIVITIES                        263,025.04       5,219.54
                                                     -----------    -----------

         NET INCREASE(DECREASE)IN CASH                272,270.15        (769.33)

CASH AT BEGINNING OF PERIOD                            42,225.10      50,173.74
                                                     -----------    -----------
CASH AT END OF PERIOD                                $314,495.25     $49,404.41
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES Cash payments for:
    Income taxes                                     $      0.00    $      0.00
                                                     ===========    ===========
    Interest paid                                    $      0.00    $      0.00
                                                     ===========    ===========

                              WORLD SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2001


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 30, 2001, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000.

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

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2001, COMPARED TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

During the six months ended June 30, 2001, cash increased approximately $272,300, as a result of redeeming certificates of deposits. Interest receivable increased from $28,235 at December 31, 2000, to $35,556 at June 30, 2001.

Primarily as a result of the increase in cash and interest receivable, current assets increased by $16,566, from $1,517,025 at December 31, 2000, to $1,533,591 at June 30, 2001.

Current liabilities increased $3,288 from $52,959 at December 31, 2000, to $56,247 at June 30, 2001. The increase is the result of accounts payable not being paid before the end of the quarter.

As a result of the Company's net income for the six months of $13,278, the accumulated deficit decreased from $4,335,004 at December 31, 2000, to $4,321,726 at June 30, 2001. As a result, total stockholders equity increased from 2,032,066 at December 31, 2000, to $2,045,344 at June 30, 2001.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split. Following the reverse stock split, there were a number of fractional shares which were redeemed. Not all of the fractional shares had been submitted for payment by December 31, 2000 or June 30, 2001. As a result, the 'current liabilities' portion of the balance sheet reflects a "stock redemption payable." During the six months ended June 30, 2001, the Company redeemed outstanding fractional shares with a value of approximately $125. The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                                           Six months ended
                                     ------------------------------
                                     June 30, 2001   June 30, 2000
                                     --------------  --------------

                Net income             $   13,278      $   10,040

                Operating Expenses         36,682          26,685

                Weighted Average
                Number of Shares        2,640,000*      2,640,000*

                Net income per share
                 Less than             $     0.01      $     0.01

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

None.


ITEM 3. - DEFAULT UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

None.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

On June 28, 2001, the Company held a special meeting of its shareholders in lieu of an annual meeting. At that meeting, the following nominees were reelected to the Board of Directors: Ronne Tarrell, Delores Bower, David Jorgenson, Delbert Harty, and Terry Heinz. No other matters were considered at the special meeting.


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

July 25, 2001

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