Form 10QSB
period 2001-09-30
WORLD SERVICES INC
filed 2001-11-13
CIK 767410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                     For the Quarterly Period Ended 9-30-01
                                       OR

[ ]      Transition Report under Section 13 or 15(d) of the Exchange Act
         For the transition period from   to

                             Commission File No. 0-


                              World Services, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                              A          corporation
                               ----------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2001, there were 2,639,679 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):Yes[ ] No[x]

                                      INDEX


PART I.           FINANCIAL INFORMATION:

Item 1.           Balance Sheet as of September 30, 2001 ........             1

                  Statements of Operations for Quarters Ended
                  September 30, 2001 and 2000 ...................             2

                  Statements of Operations for the Nine Months
                  Ended September 30, 2001 and 2000 .............             3

                  Statements of Cash Flows for the Nine Months
                  Ended September 30, 2001 and 2000 .............             4

                  Notes to Financial Statements .................             5

Item 2.           Management's discussion and Analysis of
                  Financial Condition and Results of
                  Operations:

                  Liquidity and Capital Resources ...............             6

                  Results of Operations .........................             7

                  Subsequent Events .............................             8

PART II.          OTHER INFORMATION:

Item 1.           Legal Proceedings .............................            12

Item 2.           Changes in Securities .........................            12

Item 3.           Default Upon Senior Securities ................            12

Item 4.           Submission of matters to a Vote of Security
                  Holders .......................................            12

Item 5.           Other Information .............................            12

Item 6.           Exhibits and Reports on Form 10-Q .............            12

                              WORLD SERVICES, INC.
                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS
  Cash                                                            $  136,133.73
  Money Market Fund                                                  261,073.46
  Certificates of Deposit                                          1,090,608.26
  Interest Receivable                                                 27,560.29
                                                                  -------------
     TOTAL CURRENT ASSETS                                          1,515,375.74

INVESTMENTS AND OTHER ASSETS
  Investment-Super 8 Developers                                      568,000.00
                                                                  -------------
TOTAL OTHER ASSETS                                                   568,000.00
                                                                  -------------
TOTAL ASSETS                                                      $2,083,375.74
                                                                  =============

                       LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES
 Stock Redemption payable                                         $   41,833.75
 Accounts Payable                                                      5,500.00
                                                                  -------------
         TOTAL CURRENT LIABILITIES                                    47,333.75

STOCKHOLDERS EQUITY
  Common stock, par value $.001 per
         share; (50,000,000 shares
         authorized)with
         2,640,000 shares issued                                       2,715.00
  Additional paid in capital                                       6,364,354.75
  Accumulated Deficit                                             (4,331,027.76)
                                                                  -------------
     TOTAL STOCKHOLDERS' EQUITY                                    2,036,041.99
                                                                  -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                            $2,083,375.74
                                                                  =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
               For the Quarters Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                      2001               2000
                                                      ----               ----
REVENUE
  Interest Income                               $   21,503.24      $   20,219.24
  Dividend Income                                        0.00         199,238.00
                                                -------------      -------------
     TOTAL REVENUE                                  21,503.24         219,457.24
                                                -------------      -------------

EXPENSES
  Accounting Fees                                    3,038.93           1,576.05
  Contract Wages & Consulting                        6,365.00           5,850.00
  Faxes                                                288.00              35.25
  Legal Fees                                        14,880.40             726.00
  Director Fees                                      5,100.00             600.00
  Printing                                             105.20               0.00
  Postage                                               61.50              64.00
  Supplies                                             148.43               4.90
  Telephone                                             20.40               3.00
  Rent                                                 750.00             750.00
  Miscellaneous                                         47.70               0.00
                                                -------------      -------------
         TOTAL EXPENSES                             30,805.56           9,609.20
                                                -------------      -------------

INCOME(LOSS)BEFORE INCOME TAXES                     (9,302.32)        209,848.04


INCOME TAXES                                             0.00               0.00
                                                -------------      -------------
NET INCOME (LOSS)                               $   (9,302.32)     $  209,848.04
                                                =============      =============

INCOME PER SHARE (Basic & Diluted)              $         .01      $         .08
                                                =============      =============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                 2,640,000          2,640,000
                                                =============      =============

                              WORLD SERVICES, INC.
                            STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                      2001              2000
                                                      ----              ----

REVENUE
  Interest Income                                $   71,463.59     $   56,944.51
  Dividend Income                                         0.00        199,238.00
                                                 -------------     -------------
         TOTAL REVENUE                               71,463.59        256,182.51
                                                 -------------     -------------

EXPENSES
  Accounting Fees                                    13,011.18         10,812.31
  Contract Wages & Consulting                        18,385.00         18,020.00
  Faxes                                                 576.75            138.00
  Legal Fees                                         18,713.06          2,143.40
  Director Fees                                       7,200.00          1,950.00
  Printing                                            3,696.20            747.40
  Postage                                             3,127.49            136.84
  Supplies                                              260.53             42.90
  Telephone                                              50.23             53.29
  Rent                                                2,250.00          2,250.00
  Annual Meeting                                        169.65              0.00
  Miscellaneous                                          47.70              0.00
                                                 -------------     -------------
         TOTAL EXPENSES                              67,487.79         36,294.14
                                                 -------------     -------------
INCOME BEFORE INCOME TAXES                            3,975.80        219,888.37

INCOME TAXES                                              0.00              0.00
                                                 -------------     -------------
NET INCOME                                       $    3,975.80     $  219,888.37
                                                 =============     =============

INCOME PER SHARE (Basic & Diluted)                         .01               .08
                                                 =============     =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                 2,640,000         2,640,000
                                                 =============     =============

                              WORLD SERVICES, INC.
                        STATEMENTS OF CASH FLOWS For the
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                     2001            2000
                                                     ----            ----

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                   $  3,975.80     $219,888.37

  Adjustment to reconcile net income to
    net cash used in operating
     activities:
    (Increase) Decrease in:
         Interest Receivable                          674.51      (31,131.84)
    Increase (Decrease) in:
     Stock Redemption Payable                      (  125.00)      (  246.00)
         Accounts Payable                          (5,500.00)      (5,500.00)
                                                 -----------     -----------
         NET CASH PROVIDED(USED) BY
          OPERATING ACTIVITIES                     (  974.69)     183,010.53
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of Certificates
           of Deposit                                   0.00     (196,401.00)
     Redemption of Certificates
           of Deposit                             355,956.78            0.00
                                                 -----------     -----------
         NET CASH PROVIDED (USED) BY
          INVESTING ACTIVITIES                    355,956.78     (196,401.00)
                                                 -----------     -----------

         NET INCREASE(DECREASE)IN CASH            354,982.09      (13,390.47)

CASH AT BEGINNING OF PERIOD                        42,225.10       50,173.74
                                                 -----------     -----------
CASH AT END OF PERIOD                            $397,207.19     $ 36,783.27
                                                 ===========     ===========
SUPPLEMENTAL DISCLOSURES Cash payments for:
    Income taxes                                 $      0.00     $      0.00
                                                 ===========     ===========
    Interest paid                                $      0.00     $      0.00
                                                 ===========     ===========

                              WORLD SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001


In the opinion of management of World Services, Inc., (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 30, 2001, and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000.

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

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2001, COMPARED TO
DECEMBER 31, 2000
--------------------------------------------------------------------------------
During the nine months ended September 30, 2001, cash increased approximately $355,000, as a result of redeeming certificates of deposits. Interest receivable decreased from $28,235 at December 31, 2000, to $27,560 at September 30, 2001.

Primarily as a result of redeeming certificates of deposit, current assets decreased by $1,649, from $1,517,025 at December 31, 2000, to $1,515,376 at
September 30, 2001.

Current liabilities decreased $5,625 from $52,959 at December 31, 2000, to $47,334 at September 30, 2001. The decrease is the result of accounts payable being paid before the end of the quarter.

As a result of the Company's net income for the nine months of $3,976, the accumulated deficit decreased from $4,335,004 at December 31, 2000, to $4,331,028 at September 30, 2001. As a result, total stockholders equity increased from 2,032,066 at December 31, 2000, to $2,036,042 at September 30, 2001.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split. Following the reverse stock split, there were a number of fractional shares which were redeemed. Not all of the fractional shares had been submitted for payment by December 31, 2000 or September 30, 2001. As a result, the 'current liabilities' portion of the balance sheet reflects a "stock redemption payable." During the nine months ended September 30, 2001, the Company redeemed outstanding fractional shares with a value of approximately $125. The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


                                                 Nine months ended

                                    September 30, 2001      September 30, 2000
                                    ------------------      ------------------

         Net income                      $  3,976                $219,888

         Operating Expenses                67,488                  36,294

         Weighted Average
         Number of Shares               2,640,000*              2,640,000*

         Net income per share
          Less than                         $0.01                   $0.08

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

SUBSEQUENT EVENTS
--------------------------------------------------------------------------------
During the quarter that ended September 30, 2001, World Services was approached by and commenced negotiations with Super 8 Motel Developers, Inc. ("Developers") for a tender offer by which Developers offered to purchase all of the outstanding shares of World Services common stock for $0.85 per share. As a result of these negotiations and subsequent regulatory compliance requirements, World Services has been required to involve its legal counsel and incur greater expenses than customary. During the quarter ended September 30, 2001, World Services has allocated approximately $18,000 to the costs related to the negotiations and the tender offer; World Services expects to incur an additional $50,000 in fees relating to legal fees, and expenses relating to mailing tender offer materials to all shareholders, responding to other regulatory requirements, and calling and holding a shareholders' meeting (currently scheduled for December 11, 2001).

Consequently, World Services expects that its liquidity and working capital will decrease as a result of the tender offer commenced by Developers, even though World Services does not have any obligation to purchase any shares tendered by shareholders. In order to protect World Services' liquidity and capital assets, during the negotiations, World Services obtained the following covenants from Developers should Developers complete the tender offer and acquire shares representing a controlling majority interest in World Services. World Services believes that these covenants will benefit shareholders who choose to remain minority shareholders in World Services should Developers complete the tender offer.

     o Developers will not cause World Services to divest or sell any material assets through a distribution, dividend, payment of any sort or to conduct any merger, consolidation, exchange or other

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


          transaction, in a manner which is inconsistent with the fiduciary duties or other legal obligations that a majority shareholder owes to any minority shareholders under all applicable state or federal laws;

     o Developers will not cause World Services to make any payment to Developers in exchange for any property or services other than at fair market value as determined in good faith by the Board of Directors of World Services at the time of such transaction;

     o For so long as World Services is subject to Exchange Act, Developers will cause World Services to comply with financial reporting and other obligations pursuant to such Act, and if Developers determines to take World Services private through filing a Form 15, engaging in a 13e-3 Transaction, or other means, Developers will (and will cause World Services to) comply with all relevant rules and statutes; and

     o For a period of twenty-four (24) months following the completion of the Tender Offer,

               o Developers will not cause World Services to make any dividend or distribution of cash, stock or other assets or consideration to its shareholders, or conduct any sale, merger, consolidation, exchange or other transaction, pursuant to which Developers would receive a disproportionate amount of cash, stock or other assets or consideration on a per share basis in comparison to World Services' other shareholders;

               o Developers will not cause World Services to enter into any sale of all or substantially all of its assets, merger, consolidation, exchange, voluntary dissolution or other transaction that would have the effect of eliminating the interests of the non-tendering shareholders and give rise to

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                    dissenters' rights under Section 47-6-23 of the South Dakota business corporations statutes, unless either (i) the per share price to be paid to the non-tendering shareholders is not less than the Tender Offer Price plus interest calculated from the date the Tender Offer is completed, minus dividends, as provided in Section 47-33-18(l)(a) of the business combinations provisions under the Takeover Act, or (ii) the World Services board has received a fairness opinion from an independent appraiser indicating that the per share price to be paid to the minority shareholders is fair (without applying a minority interest or lack of marketability discounts); and

                    o Developers will not cause World Services to enter into any transaction with Developers or its affiliates not giving rise to dissenters' rights as provided above, other than at fair market value (as provided above), and if World Services were to enter into any such transaction Developers would cause the World Services board to give all World services shareholders notice of the transaction with an explanation of how the board reached its determination as to the value of the consideration that is detailed enough for the shareholders to reasonably evaluate the board's decision. Any shareholder(s) objecting to the amount or nature of the consideration will have the right to require World Services to have an independent appraisal completed, and

                         o if the appraised value is within 10% of the price set by the board, then the price will stand and World Services will pay for the appraisal;

                         o if the appraised value is more than 10% higher than the price set by the board, Developers will be required to pay such additional consideration to World Services and reimburse World Services for the reasonable cost of the appraisal; and

                              WORLD SERVICES, INC.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                         o if the appraised value is more than 10% lower than the price set by the board, the price will stand and the shareholder(s) requesting the appraisal will reimburse World Services for the reasonable cost of the appraisal.

To the extent that circumstances change (such as if Developers should extend the expiration of the tender offer beyond December 11, 2001, the current expiration date), World Services' costs in the tender offer/shareholder meeting process will likely increase, and the increased costs would adversely impact World Services' liquidity and working capital.

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

None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2001

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