Form 10KSB40
period 2001-12-31
WORLD SERVICES INC
filed 2002-03-29
CIK 767410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-13499-D

WORLD SERVICES, INC.

(Name of small business issuer in its charter)

South Dakota

46-0355586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

523 Camelot Drive, P.O. Box 4800
Aberdeen, South Dakota 57402
(Address of principal executive offices) Zip Code

Issuer’s telephone number: (605) 229-8899

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ☒           No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year: $87,000

Aggregate market value of voting stock held by non-affiliates as of December 31, 2001: $-0-. There is currently no trading market for the Registrant’s securities.  Number of shares of common stock, $.001 par value, outstanding as of December 31, 2001:  2,649,063.

Documents incorporated by reference: No documents are incorporated by reference into this annual report on Form 10-KSB, other than the exhibits listed in Item 13(c) hereto.

WORLD SERVICES, INC.

FORM 10-KSB

PART I

Item 1. Description of Business

(a) Business Development.

General. World Services, Inc. (“we” or “World Services”) was incorporated under the laws of the State of South Dakota on December 17, 1979 under the name of Midwest Management & Marketing Corporation. The name was changed in July 1983 to World Services, Inc. Currently, our only asset (other than cash and certificates of deposit) and our principal source of income was derived from our ownership of approximately 16% of the outstanding stock of Super 8 Motel Developers, Inc. (“Developers”), although Developers chose to make no distributions to its shareholders in 2001.

For approximately the last ten years, we have conducted no active business other than maintaining our status as a validly existing South Dakota corporation, collecting receivables and settling our debts that we incurred by ceasing our active operations, and maintaining our books and records to allow us to obtain audited financial statements as necessary.

Effective September 10, 2001, after several months of discussion and negotiation, we entered into an agreement with Developers by which we agreed to cooperate with Developers in its completion of an offer to purchase all of our outstanding shares of common stock for $0.85 per share. We amended this agreement in December 2001 to increase the share price offered to our shareholders to $0.90 should Developers acquire more than 70% or to $0.92 for more than 80% of our outstanding common stock.  Developers commenced the tender offer on October 3, 2001.       On February 22, 2002 Developers completed the tender offer by accepting for payment all the properly tendered shares, consisting of just under 79.0% of our outstanding common stock.  As a result, Developers now owns more than a majority of the outstanding shares of World Services common stock and therefore controls World Services.

Following the completion of the tender offer, the previous officers and directors of World Services resigned, appointed designees of Developers to fill the vacancies, and the new Board appointed new officers to fill the officer vacancies, all effective as of March 25, 2002.

As indicated in its tender offer statement, Developers has advised that it currently has no definitive plans for the future conduct of any business by World Services other than a change in the members of the World Services’ Board and appointment of new officers.

Note on Forward Looking Statements:  Statements contained in this report that are not historical facts may be forward-looking statements within the meaning of federal law.  Such forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management.  The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of World Services to differ materially from those expressed or implied in such statements.  Such factors include, but are not limited to the following factors: the possibility that we will not be able to complete any future acquisition or transaction on economic terms, if at all or otherwise commence operations; and if such a transaction or commencement of operations does occur, the possibility that we will not be able to operate the business successfully.  There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements.

(b) Business of Issuer.

We have been essentially inactive since 1988. The only significant income we receive is derived from our investment in Developers, in the form of dividends and interest income from our deposits. In the near future, we intend to maintain our investments in Developers. In addition, we intend to consider business combinations and financing opportunities, although there can be no assurance that we will be able to complete either.

In each of 1999 and 2000, we received dividend income from Developers of approximately $199,000.  In 2001, we received no dividend income from Developers.  On October 5, 2001, Developers advised its shareholders, including World Services, that any decision regarding the payment of a dividend to its “shareholders and the amount of such dividend will be dependent upon the outcome of the tender offer.”

Super 8 Motel Developers, Inc.

Acquisition.  We currently own 796,952 shares of Developers common stock which we acquired in a series of transactions.  In 1984 we acquired shares of World Venture Capital Corporation, which subsequently changed its name to Super 8 Venture Capital, Inc. (“S8VC”). In May 1986 S8VC was liquidated and its assets, consisting of cash, World Services common stock and common stock of Developers were distributed to shareholders. As a result of the liquidation and subsequent transactions, we received 796,952 shares or approximately 16% of Developers common stock, $16,689 in cash and 125,000 shares of our own common stock. We continue to own these shares.

Business of Developers.  Developers is engaged in the acquisition, development and management of budget motels. Developers currently operates franchise budget motels located in Virginia, West Virginia, Maryland, Delaware and the District of Columbia. Developers acquired certain exclusive franchise rights in July 1984 from Super 8 Motels, Inc., for $250,000. The agreement grants Developers certain exclusive rights in the above-referenced states to construct, own, and operate motels using the “Super 8” name and to represent Super 8 Motels, Inc. in the sale of franchises within that territory. Developers is not affiliated with Super 8 Motels, Inc. except as a franchisee and contracting party under the agreement discussed below.

Significant terms of the franchise agreement with Super 8 Motels, Inc. and amendments thereto are as follows:

1.                                       The term of the franchise agreement is through 2004;

2.                                       Motels that are owned at least 51% by Developers pay a minimum initial franchise fee of $10,000;

3.                                       Developers is to receive one-third of the franchise fee of each franchise sold by Developers to other parties in the territory; and

4.                                       A specified percentage of the annual gross room rentals of each motel unit in the territory is to be tendered to Super 8 Motels, Inc. as a fee for services rendered and royalties.  Super 8 Motels, Inc. will pay Developers a sub-franchise fee of 25% of the fee it receives from each motel unit in the territory for services rendered by Developers. Those payments are to continue from the date such motel unit in the territory first commences monthly royalty payments for 10 years for motels opened on or before July 11, 1990, and for 15 years for motels opened after July 11, 1990. Sub-franchise fee income to Developers under this agreement was $402,080 during the year ended December 31, 2000, and $393,960 during the year ended December 31, 2001.

As of December 31, 2001 and 2000, Developers had interests in 32 operating motels. The size of the motels varies from 43 to 66 units and the motels are, in many instances, located adjacent to restaurant facilities.

At December 31, 2001 and 2000, Developers was also a general partner in five limited partnerships, all of which were formed for the purpose of owning and operating Super 8 franchised motels. These limited partnership interests are in addition to the motels owned by Developers.

Competition. Developers is in competition with a large number of lower priced, “budget” motel chains, such as Motel 6, Days Inn, Econolodge, and Red Roof Inn. In addition, there are many individually-owned motels which are not part of a chain, or which are members of a marketing organization such as “Best Western.” Developers generally competes with these other motels on pricing, location and advertising.

Plan of Operations

As of the date of this filing, we have not engaged in any business operations. Although the previous Board of Directors has indicated that it investigated several business acquisitions, it did not pursue any beyond initial discussion and due diligence. The current Board of Directors has not yet proposed any possible business combination or other transaction to the shareholders.

The current Board of Directors has not decided upon an appropriate course for World Services to follow.  This course could include any of several alternatives, briefly identified as follows:

1.               Dissolution and Liquidation. Pursuant to this alternative, we would seek shareholder approval for the liquidation of the company and the distribution of net assets to shareholders on a pro rata basis.

2.               Continuation of World Services as a going concern. Pursuant to this alternative, we would seek business opportunities and consider various possibilities of reorganization for World Services with the intention of allowing us to engage in active business operations.

3.               Sale or distribution of World Services’ minority interest in Developers.  Pursuant to this alternative, we would seek a sale or distribution of World Services’ minority interest in Developers to Developers, an affiliate of Developers, or an unrelated third party. This may require shareholder approval.

4.               Declare and pay a dividend of World Services’ cash and cash equivalents on a pro rata basis to all shareholders.

5.               Other alternatives not contemplated herein.

The current Board of Directors has not made any determination as to which, if any of the foregoing alternatives, it may pursue or recommend to our shareholders.  As a result of shareholders tendering almost 79.0% of our common stock to Developers, a change of control has occurred and Developers now has the ability to direct the business and operations of World Services. As the majority shareholder, Developers has stated that it does not currently have any definitive plans with respect to the business direction of World Services.                However, as disclosed in the tender offer documents,  in the September 10, 2001 Agreement between Developers and World Services, Developers did agree to certain covenants that provide protection to minority shareholders.  Generally, such covenants prohibit Developers from entering into any business transactions or making distributions that would treat non-tendering minority shareholders differently than the majority shareholder of World Services.  Specifically, these covenants are as follows:

(i)                                     Developers will not cause World Services to divest or sell any material assets through a distribution, dividend, payment of any sort or to conduct any merger, consolidation, exchange or other transaction, in a manner which is inconsistent with the fiduciary duties or other legal obligations that a majority shareholder owes to any minority shareholders under all applicable state or federal laws;

(ii)                                  Developers will not cause World Services to make any payment to Developers in exchange for any property or services other than at fair market value as determined in good faith by the Board of Directors of World Services at the time of such transaction;

(iii)                               For so long as World Services is subject to the Securities Exchange Act of 1934, Developers will cause World Services to comply with financial reporting and other obligations pursuant to such Act, and if Developers determines to take World Services private through filing a Form 15, engaging in a 13e-3 Transaction, or other means, Developers will (and will cause World Services to) comply with all relevant rules and statutes; and

(iv)                              For a period of twenty-four (24) months following the completion of the tender offer,

•                  Developers will not cause World Services to make any dividend or distribution of cash, stock or other assets or consideration to its shareholders, or conduct any sale, merger, consolidation, exchange or other transaction, pursuant to which Developers would receive a disproportionate amount of cash, stock or other assets or consideration on a per share basis in comparison to World Services’ other shareholders;

•                  Developers will not cause World Services to enter into any sale of all or substantially all of its assets, merger, consolidation, exchange, voluntary dissolution or other transaction that would have the effect of eliminating the interests of the non-tendering shareholders and give rise to dissenters’ rights under §47-6-23 of the South Dakota business corporations statutes, unless either (i) the per share price to be paid to the non-tendering shareholders is not less than the tender offer Price plus interest calculated from the date the tender offer is completed, minus dividends, as provided in §47-33-18(1)(a) of the business combinations provisions under the Takeover Act, or (ii) the World Services Board has received a fairness opinion from an independent appraiser indicating that the per share price to be paid to the minority shareholders is fair (without applying a minority interest or lack of marketability discounts); and

•                  Developers will not cause World Services to enter into any transaction with Developers or its affiliates not giving rise to dissenters’ rights as provided above, other than at fair market value (as provided above), and if World Services were to enter into any such transaction Developers would cause the World Services board to give all World Services shareholders notice of the transaction with an explanation of how the board reached its determination as to the value of the consideration that is detailed enough for the shareholders to reasonably evaluate the board’s decision.  Any shareholder(s) objecting to the amount or nature of the consideration will have the right to require World Services to have an independent appraisal completed, and

(A)                  if the appraised value is within 10% of the price set by the board, then the price will stand and World Services will pay for the appraisal;

(B)                    if the appraised value is more than 10% higher than the price set by the board, Developers will be required to pay such additional consideration to World Services and reimburse World Services for the reasonable cost of the appraisal; and

(C)                    if the appraised value is more than 10% lower than the price set by the board, the price will stand and the shareholder(s) requesting the appraisal will reimburse World Services for the reasonable cost of the appraisal.

Any shareholder’s right to require an appraisal under the foregoing provisions is subject to World Services’ receipt of the prior written agreement of such shareholder not to disclose any confidential information about World Services or Developers contained in the appraisal and to reimburse World Services for the appraisal cost if the appraised value is more than 10% lower than the price set by the board (or its pro rata share of such cost if multiple shareholders request the appraisal).

Possible Liquidation

To the extent the Board of Directors recommends liquidation to the shareholders, it will do so in accordance with the applicable requirements of South Dakota corporation law and the requirements of the Securities Exchange Act of 1934. We have attempted to sell our interest in Developers previously; therefore, there can be no assurance that we will be able to do so in connection with any liquidation plan. Furthermore, there can be no assurance that we would be offered a fair price in connection with any attempt to liquidate our interest in Developers.

In the past the previous Board of Directors contemplated distributing our ownership of Developers’ common stock to our shareholders, although now that Developers is the controlling shareholder, that is not likely to occur.  Any distribution of our shares of Developer’s stock would be complicated by compliance with the federal Securities Act of 1933 and the Securities Exchange Act of 1934, and would likely result in tax consequences to World Services and its shareholders.

Business Combinations

We may attempt to implement a business plan to seek, investigate, and, if warranted, to acquire an interest in a business opportunity which management believes may provide a return to World Services and its shareholders. We may attempt to do so using our working capital, and our unissued common stock, or debt.  Any such issuance of common stock or other equity interest would dilute the ownership percentage of our existing shareholders. In some instances, a business opportunity could involve the acquisition of or merger with a corporation or business. In other cases it could involve the acquisition of productive assets.

Although we have reviewed the possibilities mentioned above and the previous Board of Directors has attempted to implement this portion of our plan of operations over the past five years, the Board has never indicated that it identified a business opportunity for acquisition.

The selection of a business opportunity is a complex process.  Such a decision will involve a number of risks because potentially available business opportunities may occur in many different industries and may be in various stages of development. However, due in part to depressed economic conditions in a number of geographic areas, rapid technological advances being made in some industries and shortages of available capital, management believes that there may be firms seeking either the limited additional capital that we can offer or the benefits of a public reporting company, or both. The perceived benefits of a public reporting company may include facilitating or improving the terms upon which additional equity financing may be obtained and facilitating the eventual listing of such shares on a national securities exchange or over-the-counter market.

In seeking business opportunities, management’s decision will be based upon the objective of seeking long-term capital appreciation from the value of our investment. Current income will be a minor factor in any such decisions.

Due to our limited financial resources, we believe that we will essentially be limited to one business venture in the foreseeable future, if we decide to pursue an acquisition. This lack of diversification would not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

In some cases, our management will have the authority to effect acquisitions without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders’ advice and consent, or because of a requirement of state law. There can be no assurance that we will be able to complete any such acquisition.

Registration Under or Waiver of Investment Company Act

We sold our travel and real estate operations to certain affiliates and our interest in First Savings & Loan Association of South Dakota, Inc. (“First Savings”) in 1989 and 1997, respectively. Although we stated in a proxy statement at that time that if these events occurred we intended to elect treatment as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), we did not do so because we did not have sufficient working capital to complete the steps necessary for such an election.

Currently, we may be considered an “investment company” as that term is defined in the 1940 Act. An investment company is generally a company that is engaged in the business of investing, holding, reinvesting, or trading of investment securities. Investment securities are defined by the 1940 Act to include all securities except United States government obligations, certain other securities and cash where we have less than a 50% interest in the issuer. Under that definition, our Developers securities would classify as investment securities.

Because these securities have such a significant position in our financial statements, it is possible that the Securities and Exchange Commission may take the position that we are an investment company and should be registered as such under the 1940 Act. We believe that if the 1940 Act is applicable at all, we are an inadvertent investment company. This status resulted from the sale of our operating assets in 1988-1989, the 1997 sale of our interest in First Savings, and our inability to sell our interest in Developers. We do not intend nor do we have authority to engage in the business of investing, holding, reinvesting, or trading of investment securities.

We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the 1940 Act, which allows an entity a one-time option during any three-year period to claim an exemption as a “transient” investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Employees and Consultants

Currently, we do not have any employees. Management anticipates that employees and/or consultants will be retained as may be necessary to operate World Services following any business combination.

Item 2. Description of Property

We have terminated our office space lease effective March 31, 2002.  Thereafter we intend to conduct business and store our records at the corporate offices of Developers, which it has agreed to provide at no cost to us. Management believes that this arrangement will be suitable for its needs for the immediate future, until such time as any business combination has been substantially completed or until such time as we engage in any significant operating activities. We do not own any real property or material personal property.

Item 3. Legal Proceedings

We are not a party to any legal proceedings, and we know of no such proceedings to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of shareholders during the fourth quarter of the fiscal year.  We held a Special Meeting of Shareholders on February 20, 2002, to satisfy a condition to the completion of Developers’ tender offer.  Were Developers to complete the tender offer before the shareholders adopted the proposed amendment to our articles of incorporation, certain anti-takeover provisions of S.D.C.L. §§47-33-8 through 47-33-16 would have prevented Developers from being able to vote the shares at any subsequent shareholders meeting unless voting rights were approved by the shareholders pursuant to and in accordance with the requirements S.D.C.L §47-33-12.

To assure that it would have the right to vote its shares as any other shareholder, Developers conditioned the completion of the tender offer on the shareholders approving and World Services filing an amendment to its articles of incorporation to “opt-out” of the voting restrictions found in S.D.C.L. §§47-33-8 through 47-33-16.

At the meeting, our shareholders approved the following amendment to our articles of incorporation that added a new Article Nine as follows:

The provisions of the South Dakota Domestic Public Corporation Takeover Act (S.D.C.L. §§47-3-8 through 47-33-16) do not apply: (A) to the acquisition by Developers of World Services common stock pursuant to the tender offer it commenced on October 3, 2001 (including any amendment or extension thereof), or (B) if the acquisition described in clause (A) is completed, to any subsequent acquisition; provided, however, that if the tender offer described in clause (A) is terminated and such acquisition is not completed, the World Services Board of Directors shall have the authority to further amend these articles of incorporation to delete this Article Nine without further action by the shareholders.

The foregoing amendment to the articles of incorporation was approved by shareholders representing more than a majority of shares outstanding as of the record date and was duly filed with the Secretary of State of South Dakota, and became effective on February 21, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)  Market Information.

Our common stock is not eligible for listing on the NASDAQ system or any national exchange or over-the-counter market, and trading, if any, has been strictly limited to private transactions. To our knowledge, there has been no significant trading in World Services common stock for a significant period of time.

(b)  Holders.

(b)(1) The approximate number of record holders of World Services common stock, $.001 par value, as of December 31, 2001 was 1,750. As of February 22, 2002, following the completion of the tender offer there were approximately 570 record holders.  These figures do not reflect an indeterminable number of shareholders whose shares are held in “street name.”

(c)  Dividends.

We have not paid a dividend on our common stock and we do not have any current plans to pay a dividend on our common stock in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation Results of Operations

Years Ended December 31, 2000 and 2001

As stated above, we have been essentially inactive since early 1988. Until 1995, our activities consisted of nothing more than maintaining our investment in Developers, which we continue to maintain, and in First Savings, which we have sold. After 1995, we have been complying with applicable administrative and regulatory requirements, and (since 1999) have been considering business opportunities to present to our shareholders for consideration. Our only earnings in 2000 and 2001 have been from dividends received from our investment in Developers (during 2000 only) and interest earned on deposits.

As compared to 2000, our expenditures increased in 2001.  This increase is primarily due to greater legal and accounting fees and administrative expenses stemming from the tender offer commenced by Developers.  We will continue to incur general and administrative expenses necessary to continue the effectuation of our Plan of Operations, although our activities may depend upon Developers’ determination of its next course of action for World Services.  Our available working capital and anticipated dividends from Developers should allow us to continue our current business of maintaining our public reporting status and investigating possible business combinations indefinitely.  Were World Services to acquire a business, however, it is likely that expenses would increase significantly before we would realize any significant revenues from any new business.

Except for dividends that Developers may pay to us (which cannot be assured), and interest from any funds on deposit, we do not currently anticipate any other income. We anticipate continuing expenditures during the 2002 fiscal year as World Services continues to comply with its obligations as a reporting company pursuant to the Securities Exchange Act of 1934 and the South Dakota corporations law.  If our outstanding shareholder base drops below 500 shareholders, we may decide to de-register our shares (providing our total assets do not exceed $10,000,000 on the last day of our most recent three fiscal years), thus eliminating our obligation to continue reporting under the 1934 Act, but we must comply with certain requirements of the federal securities laws to do so.

Recently Issued Accounting Pronouncements

On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain.  SFAS No. 141 is effective for business combinations completed after June 30, 2001.  SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets.  Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value.  SFAS No 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances.  Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142.

In June 2001, the FASB approved for issuance SFAS 143 Asset Retirement Obligations.  SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures.  SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company does not believe that the adoption of the statement will have a material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.  Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.  Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. These statements are not expected to have a material effect on the Company’s financial statements.

Liquidity and Capital Resources

December 31, 2000 and 2001

At the time we ceased active business operations in 1989, we had almost no operating capital remaining and have been unable to raise any substantial amounts of money since that time. We received approximately $199,000 in dividends from Developers in each of 1999 and 2000, and no dividends in 2001.  In 1997, we also received proceeds of approximately $427,000 from the sale of our investment in First Savings to an unaffiliated third party. These proceeds were contributed to our working capital.

At December 31, 2001, we had net working capital of $1,441,000, consisting of accumulated cash dividends from Developers, interest income, and proceeds from the 1997 sale of the First Savings common stock. Prior to 1994, we had significant working capital deficits.

Our most significant asset is our investment in Developers, which is carried at cost on our books. Management believes that the fair market value of this investment is in excess of its book value. However, as a result of Developers’ controlling interest in us, our minority ownership in Developers and our inability to significantly influence this entity, the ultimate realization of this investment may be subject to conditions outside of our control. We had previously received monies from our investment in First Savings and will receive no additional dividends from First Savings since we sold our entire interest in First Savings in October 1997.

During the years ended December 31, 2000 and 2001, we used a limited amount of cash in investing activities solely as a result of purchases of certificates of deposit.

Item 7. Financial Statements

World Services’ audited financial statements, described as follows, are appended to the signature page of this report.

World Services, Inc.:

Independent Auditor’s Report

Balance Sheet - December 31, 2001

Statements of Operations - For the Years Ended December 31, 2001 and 2000

Statement of Changes in Stockholder’s Equity - For the Period from January 1, 2000 through December 31, 2001

Statements of Cash Flow - For the Years Ended December 31, 2001 and 2000

Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception, we have not filed a Form 8-K reporting a change of accountants, nor has there been any material disagreement with our accountants on any matter regarding accounting or financial disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

(a)  Identification of Previous and Current Directors and Executive Officers.

In connection with the completion of the tender offer discussed in Part I hereof, all of the previous directors and officers of World Services resigned and appointed Mr. Harvey D. Aman, Mr. Joel W. Albrecht, and Mr. Ronald J. Rivett to World Services’ Board of Directors (the “Current Board”) and reduced the number of directors from five to three.  The previous directors of World Services resigned and appointed the Current Board on March 25, 2002.  The previous officers of World Services resigned on March 25, 2002. On March 25, 2002, the Current Board appointed Mr. Aman to serve as President, Mr. Rivett to serve as Vice President, and Mr. Albrecht to serve as Secretary/ Treasurer of World Services to fill the vacancies left by the resignations of the previous officers.

Previous Officers and Directors.

The following persons were the previous officers and directors of World Services, serving in such capacities set forth after their names from the time of their appointment or election in the early 1990s until March 25, 2002:

Name	Age	Previous Position
Ronne Tarrell	60	President, Director
Delores Bower	58	Vice President, Director
David Jorgenson	66	Director
Delbert Harty	62	Director
Terry Heinz	44	Secretary, Treasurer, Director

A brief summary of the business experience of each person who was formerly an officer or director of World Services, and such person’s service with World Services until March 25, 2002 is as follows:

Ronne Tarrell. Mr. Tarrell was President since 1993 and a director of World Services since 1990. He is a licensed realtor in the State of South Dakota and is currently a broker-associate with Real Estate Associates in Aberdeen, South Dakota; prior to that he owned and operated Tarrell Realty for more than the previous five years.

Delores Bower. Ms. Bower was Vice President and a director of World Services since 1990. She has been financial director of Midwest Paint, a privately held company in Aberdeen, South Dakota, for more than the past five years.

David Jorgenson. Mr. Jorgenson was Secretary and Treasurer from 1993 until 1998, and was a director of World Services since 1990. Mr. Jorgenson is manager of a small business in Aberdeen, South Dakota. For the five prior years, Mr. Jorgenson was a state video lottery inspector for the State of South Dakota Lottery Commission. In addition, Mr. Jorgenson manages his own investments.

Delbert Harty. Mr. Harty was a director of World Services since 1993. He has been retired for more than the last five years, and currently manages his personal investments. Prior to retirement he was employed as a machinist.

Terry Heinz. Mr. Heinz had been a director of World Services since 1993 and Secretary-Treasurer from 1998. At present Mr. Heinz is the account manager at Northwestern Communications, successor to NorCom Advanced Technologies, Inc., a direct marketing firm in Aberdeen, South Dakota. From April 1984 until October 1993 he was a sales representative for Dial-Net, a marketing firm in Sioux Falls, South Dakota.

None of the foregoing former directors or officers were a director of any other corporation during the fourth quarter of 2001 which had a class of securities registered under the Securities Exchange Act of 1934.

Current Board and Current Officers

The following persons are the Current Board and current officers of World Services, appointed as of March 25, 2002:

Name	Age	Position
Joel W. Albrecht	45	Director and Secretary/Treasurer
Harvey D. Aman	60	Director and President
Ronald J. Rivett	61	Director and Vice President

A brief summary of the business experience of each person who is a member of the Current Board and is a current officer of World Services is as follows:

Joel W. Albrecht  Since January 2002, Mr. Albrecht has been the Chief Financial Officer of The Rivett Group, LLC and from June 2000 to January 2002 was the Controller for The Rivett Group, LLC.  The Rivett Group, LLC is a limited liability company that develops, owns and manages businesses related to hospitality services industry.  From 1988 to June 2000, Mr. Albrecht was the Vice President and the Secretary/Treasurer of Developers.

Harvey D. Aman  Since 1984, Mr. Aman has been the President and Chief Operating Officer and a Director of Developers.

Ronald J. Rivett  Since 1984, Mr. Rivett has served as Vice President, a Director and the Chairman of Developers.  Since 1993, Mr. Rivett has also been the Chairman of The Rivett Group, LLC, a limited liability company that develops, owns and manages businesses related to the hospitality services industry.

None of the current officers or directors are a director or officer of any other company with a class of securities registered under the Securities Exchange Act of 1934, as amended.

Meetings of the Board and Committees

The previous Board of Directors held eleven formal meetings, acted by unanimous written consent one time during the fiscal year ended December 31, 2001, and held one meeting subsequently through March 25, 2002. Each director attended all of the formal meetings either in person or by telephone with the exception of Terry Heinz and Delores Bower who attended nine and ten of the Board meetings, respectively, held in the fiscal year ended December 31, 2001. In addition, regular communications were maintained throughout the year among all of the officers and directors of the World Services.

We do not have a standing audit, compensation, or nomination committee.

(b)  Significant Employees.

We have no salaried employees at the present time. As described below, we paid compensation to our previous president, Mr. Tarrell as an independent contractor.

(c)  Family Relationships.

There are no family relationships among any of our officers and/or directors.

(d)  Involvement in Certain Legal Proceedings.

During the past five years, no current director, executive officer, promoter or control person of World Services, nor any director or officer as of December 31, 2001 has:

(1)           Filed or has had filed against him or her a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner, or any corporation or business association of which he or she was an executive officer at or within two years before such filings;

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

(4)           Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

(5)           Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the “Commission”) to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

(6)           Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

(e)  Section 16(a) Disclosure

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires a company’s directors and officers and persons who own more than 10% of the company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Directors, officers, and greater-than-10% shareholders are required by SEC regulation to furnish the company with copies of all Section 16(a) reports filed.

Based solely on our review of the copies of the reports we received from persons required to file, we believe that during the period from January 1, 2000 through December 31, 2001, all filing requirements applicable to officers, directors, and greater-than-10% shareholders were complied with in accordance with the requirements of Section 16(a).

Item 10. Executive Compensation

(a)(1) & (2) Cash Compensation.

The following table sets forth information regarding compensation paid to the previous president of World Services for the three years ended December 31, 2001. No executive officer of World Services earned salary and bonus compensation exceeding $100,000 during any of those years.

Annual compensation					Long-term Compensation Awards
					Awards		Payout
Name and Principal Position	Fiscal Year	($) Salary	($) Bonus	($) Other(a)	($) Restricted Awards	Securities Underlying Options & SARs (#)	LTIP Payout	All Other Compensation
Ronne Tarrell	1999	22,000	0	0	0	0	0	0
President	2000	22,000	0	0	0	0	0	0
	2001	22,000	0	0	0	0	0	0

In February 2002, the previous Board of Directors granted Mr. Tarrell a one-time bonus of $6,000 for his services in coordinating World Services’ actions in connection with Developers’ tender offer.

Developers has informed us that for the foreseeable future it does not intend to cause World Services to pay salaries or other compensation to the recently appointed officers of World Services or to any other officers who may be appointed who are affiliated with Developers; however, the Current Board is considering paying an administrative fee to Developers not to exceed $22,000 per year for its services in administering the business and operations of World Services.

(b)(1) Compensation Under Plans.

We have no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers, or directors.

(c)  Other Compensation.

We did not pay any other compensation to any officer or director of World Services for services rendered to World Services during the 2001 fiscal year.

(d)  Compensation of Directors.

We have been paying each of our directors $150 for their services at each meeting he or she attends. We paid a total of $1,950 to our directors for three meetings in 2000 and a total of $7,800 for eleven meetings in 2001. In addition, officers and directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of World Services. We have no other arrangements pursuant to which any director was compensated during the 2001 fiscal year for services as a director.

Developers has informed us that for the foreseeable future is does not intend to cause World Services to pay directors’ fees to the Current Board or any directors who may be appointed who are affiliated with Developers.

(e)  Termination of Employment and Change in Control.

We have no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with World Services.           We have no plan or arrangement with respect to any persons (for example, a “golden parachute”), which will result from a change in control of World Services or a change in the individual’s responsibilities following a change in control.

As a result of the successful completion of the tender offer, Developers now owns a majority of the outstanding shares of our common stock and the previous members of our Board  resigned and appointed the Current Board, who were designated by Developers, effective March 25, 2002.  Developers has the ability to elect the Board of Directors and direct the day-to-day management of World Services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a) and (b) Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of World Service common stock as of March 25, 2002, by: (i) each officer and director of World Services as of December 31, 2001; (ii) each member of the Current Board; (iii) each of the current executive officers; (iv) all current executive officers and directors of World Services as a group; and (iv) all those known by World Services to be beneficial owners of more than five percent of our common stock. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of World Services’ common stock.

Title of Class	Name and Address of Beneficial Owner of Shares	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Ronne Tarrell (previous Director and previous President)(1)(7)(8)	None	—

Common Stock	Delores Bower (previous Director and previous Vice President)(2)(7)(9)	None	—

Common Stock	David Jorgenson (previous Director)(3)(7)	None	—

Common Stock	Delbert Harty (previous Director)(4)(7)(8)	None	—

Common Stock	Terry Heinz (previous Director and previous Secretary/Treasurer)(5)(7)	None	—

Common Stock	Murray Woulfe(6)(10) HCR 70 Box 2206 Lake George, MN 56458	None	—

Common Stock	Joel W. Albrecht, Director and Secretary/Treasurer(11)	None	—

Common Stock	Harvey D. Aman, Director and President(11)(12)	None	—

Common Stock	Ronald J. Rivett, Director and Vice President(11)(12)	None	—

Common Stock	Super 8 Motel Developers, Inc.(13)	2,085,281	78.7%

Common Stock	All members of the Current Board and current officers (Joel W. Albrecht, Harvey D. Aman, and Ronald J. Rivett) as a group	None	—

(1)  Mr. Tarrell tendered 4,070 shares of common stock held in his name pursuant to Developers’ tender offer.

(2)  Ms. Bower tendered 141,033 shares of common stock held in the name of the Delores Bower Trust pursuant to Developers’ tender offer.  This does not include 3,471 shares held in the name of Midwest Paint Services, Inc., a corporation in which Mrs. Bower has a minority interest and which is controlled by her husband and adult son.

(3)  Mr. Jorgenson tendered 1,824 shares of common stock held in his name pursuant to Developers’ tender offer.

(4)  Mr. Harty tendered 7,844 shares of common stock held in his name pursuant to Developers’ tender offer.

(5)  Mr. Heinz tendered 1,040 shares of common stock held in his name pursuant to Developers’ tender offer.

(6)  Mr. Woulfe tendered 223,450 shares of common stock held in his name pursuant to Developers’ tender offer.

(7)  The address for these individuals is 724 N. Kline, P.O. Box 786, Aberdeen, SD 57402-0786.

(8)  Of the shares tendered by Mr. Tarrell and Mr. Harty, 3,922 owned by Mr. Tarrell and 7,844 owned by Mr. Harty were held in escrow pursuant to an agreement with the Director of Securities of South Dakota.  The Director of Securities has released these shares from escrow as a result of the completion of Developers’ tender offer.  The original terms of the escrow required them to be held until, if ever, World Services achieved net earnings per share of $0.10 for any three year period, two of which were to be consecutive.

(9)  Of the shares tendered by Ms. Bower on behalf of the Delores Bower Trust, 47,059 shares were held in escrow as described in Note 8, above.

(10)  Of the shares tendered by Mr. Woulfe, 155,883 shares were held in escrow as described in Note 8, above.

(11) The address for these individuals is 523 Camelot Drive, P.O. Box 4800, Aberdeen, SD  57402-4800.

(12) Mr. Aman is the President, Chief Operating Officer and a Director of Developers and Mr. Rivett is the Vice President, a Director and Chairman of Developers, and in such capacity each has de facto voting and dispositive power over the shares of World Services common stock owned of record by Developers listed in the table above.  As the co-trustee of The Rivett Family Trust, Mr. Rivett has voting and dispositive power with respect to approximately 32.9% of the outstanding shares of Developers, and as an individual shareholder Mr. Aman has voting and dispositive power with respect to approximately 1.9% of the outstanding shares of Developers.  However, such interests do not increase Messrs. Rivett and Aman’s voting and dispositive power with regard to World Services’ common stock beyond that which they hold as directors and officers of Developers.

(13) Developers acquired these shares on February 22, 2002, as a result of completing and paying for these shares in the tender offer at the rate of $0.90 per share.

(c)  Changes in Control.

Other than the tender offer commenced on October 3, 2001 by Developers and completed on February 22, 2002, which resulted in Developers acquiring control of World Services, and the subsequent appointment of Developers’ designees to constitute the Current Board as of March 25, 2002, we know of no arrangement, the operation of which may, at a subsequent date, result in change in control of World Services.

Item 12. Certain Relationships and Related Transactions

(a)(b)(c) Transactions with Management and Others.

None

(d)  Transactions with Promoters.

Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number	Description
3.1	Articles of Incorporation, as amended effective February 21, 2002.

3.2	Bylaws. (i)

10.1	Agreement dated September 10, 2001, by and between World Services, Inc. and Super 8 Motel Developers, Inc. (ii)

10.2	Amendment dated January 2, 2002 to the Agreement dated September 10, 2001 by and between World Services, Inc. and Super 8 Motel Developers, Inc. (iii)

21.1	Subsidiaries of World Services.

(i)                                     Incorporated by reference to Exhibit 3.2 filed with World Services’ Report on Form 10-KSB for the fiscal years ended December 31, 1988, 1990, 1991, 1992,

1993 and 1994, filed on or about January 2, 1996 (Commission File No. 0-13499-D).

(ii)                                  Incorporated by reference to Exhibit (d) of World Services’ Schedule 14D-9 filed October 4, 2001 (Commission File No. 0-13499-D).

(iii)                               Incorporated by reference to Exhibit (d)(2) of World Services’ amended Schedule 14D-9 filed January 8, 2002 (Commission File No. 0-13499-D).

(b) During the last quarter of the period covered by this report World Services filed no reports on Form 8-K.  World Services filed a Form 8-K on March 5, 2002 describing the change of control pursuant to the completion of the tender offer described herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 27, 2002
WORLD SERVICES, INC.

/s/ Harvey D. Aman
Harvey D. Aman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

March 27, 2002	/s/ Harvey D. Aman
Harvey D. Aman, President, Principal Executive
Officer, and Director

March 27, 2002	/s/ Joel W. Albrecht
Joel W. Albrecht, Director, Principal Financial Officer, and Secretary/Treasurer

March 27, 2002	/s/ Ronald J. Rivett
Ronald J. Rivett, Director and Vice President

World Services, Inc.

Financial Statements

December 31, 2001 and 2000

INDEPENDENT AUDITOR’S REPORT

The Stockholders and Board of Directors

World Services, Inc.

Aberdeen, South Dakota

We have audited the accompanying balance sheet of World Services, Inc., as of December 31, 2001, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of World Services, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein + Associates LLP

HEIN + ASSOCIATES LLP

Denver, Colorado

March 19, 2002

WORLD SERVICES, INC.

BALANCE SHEET

DECEMBER 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$398,000
Certificates of deposit	1,081,000
Other	14,000
Total current assets	1,493,000

INVESTMENTS AND OTHER ASSETS -
Investment in Super 8 Motel Developers	568,000

TOTAL ASSETS	$2,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Payable to redeemed stockholders	$41,000
Other	11,000
Total current liabilities	52,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; 50,000,000 shares authorized, 2,650,000 shares issued	3,000
Additional paid-in capital	6,364,000
Accumulated deficit	(4,358,000)
Total stockholders’ equity	2,009,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,061,000

See accompanying notes to these financial statements.

WORLD SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2001	2000
REVENUES:
Interest income and other	$87,000	$77,000
Dividend income	—	199,000
	87,000	276,000
EXPENSES:
Legal and accounting	58,000	14,000
Other general and administrative expenses	52,000	30,000
	110,000	44,000

NET INCOME (LOSS)	$(23,000)	$232,000

INCOME PER SHARE OF COMMON STOCK (BASIC AND DILUTED)	$(.01)	$.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,650,000	2,650,000

See accompanying notes to these financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FROM JANUARY 1, 2000 THROUGH DECEMBER 31, 2001

	common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2000	2,650,000	$3,000	$6,364,000	$(4,567,000)	$1,800,000

Net income	—	—	—	232,000	232,000

Balance, December 31, 2000	2,650,000	3,000	6,364,000	(4,335,000)	2,032,000

Net loss	—	—	—	(23,000)	(23,000)

Balance, December 31, 2001	2,650,000	$3,000	$6,364,000	$(4,358,000)	$2,009,000

See accompanying notes to these financial statements.

WORLD SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,000)	$232,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in other assets	14,000	(13,000)
(Decrease) increase in current liabilities	(1,000)	—
Net cash provided by (used in) operating activities	(10,000)	219,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificate of deposit	—	(227,000)
Redemption of certificate of deposit	366,000	—
Net cash provided by (used in) investing activities	366,000	(227,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	356,000	(8,000)

CASH AND CASH EQUIVALENTS, at beginning of period	42,000	50,000

CASH AND CASH EQUIVALENTS, at end of period	$398,000	$42,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to these financial statements.

WORLD SERVICES, INC. AND SUBSIDIARIES

NOTES OF FINANACIAL STATEMENTS

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations — World Services, Inc. (the “Company”) was incorporated in December 1979 as Midwest Management & Marketing Corporation and was renamed World Services, Inc. in July 1983.  The Company was formed to invest in and manage companies primarily involved in the insurance, real estate, and financial institution industries, along with other service industries.  The Company divested itself of all operating subsidiaries by 1989 and currently holds one investment.

Earnings Per Share — Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.  The Company had no potentially dilutive securities during 2001 or 2000 and as such, basic and dilutive earnings per share are the same for each year.

Comprehensive Income — Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments.  Comprehensive income includes net income or loss, change in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities.  The Company’s comprehensive income was equal to its net income for all periods presented in these financial statements.

Cash Equivalents — For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates — The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Income Taxes — The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Impairment of Long-Lived Assets — The Company has adopted SFAS No. 121.  In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Recently Issued Accounting Pronouncements — On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain.  SFAS No. 141 is effective for business combinations completed after June 30, 2001.  SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets.  Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value.  SFAS No 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances.  Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142.

In June 2001, the FASB approved for issuance SFAS 143 Asset Retirement Obligations.  SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures.  SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.  The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company does not believe that the adoption of the statement will have a material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.  Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.  Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.

These statements are not expected to have a material effect on the Company’s financial statements.

2.                             INVESTMENT IN SUPER 8 MOTEL DEVELOPERS, INC. (S8MD):

The Company owns approximately 16% of the outstanding common stock of S8MD.  The investment is accounted for under the cost method, which management believes is less than its market value.  S8MD is a privately held company, for which the Company does not exercise significant influence.  The Company recorded approximately $0 and $199,000 in dividend income from S8MD during 2001 and 2000, respectively.  Subsequent to year end, S8MD gained control of World Services through a tender offer.

The financial statements of S8MD were audited by other auditors.  Summarized statements of financial information for S8MD is as follows:

SUMMARIZED FINANCIAL INFORMATION FOR S8MD

(Amounts in 000’s)

	For the Years Ended December 31
	2001	2000
Total assets	$36,334	$36,372

Total liabilities	$30,718	$31,715

Total stockholders’ equity	$5,615	$4,657

Revenues	$18,178	$17,739

Expenses	$17,229	$16,256

Net income	$949	$1,483

3.                             FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair value of the Company’s certificates of deposit approximate their carrying value because of the short maturity of these instruments.  The fair value of the Company’s investment in S8MD is determined on the basis of comparisons with similar companies whose shares are publicly traded.  Based on these comparisons, return on investment, and percentage ownership in the equity of S8MD management believes its cost basis is less than the market value.  However, because of a lack of marketability of the S8MD shares and the Company’s lack of control over S8MD, management believes it is difficult to provide an estimate as to the fair value of its S8MD shares.

4.                             INCOME TAXES:

The Company’s actual effective income tax rate differs from the U.S. Federal corporate income tax rate of 34% as follows:

	December 31,
	2001	2000
Statutory rate	34%	34%
Dividend received deduction	0%	(22)%
Use of net operating loss carryforward	0%	(12)%
Increase (reduction) in valuation allowance related to net operating loss carryforwards and change in temporary differences	(34)%	0%
Effective tax rate	0%	0%

Long-term deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2001	2000
Net operating loss carryforward and investment tax credit carryforwards	$252,000	$305,000

Less valuation allowance	(252,000)	(305,000)

	$—	$—

As of December 31, 2001, the Company has net operating loss carryforwards for income tax purposes of $679,000 which expire in the years 2002 to 2021.  The net operating loss carryforwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations.  The change in the deferred tax valuation allowance from 2000 to 2001 was a decrease of $53,000.

5.                             STOCKHOLDERS’ EQUITY:

In May 1980, the 32 promoters of the Company entered into an escrow agreement restricting the sale of their shares (total of 429,424 shares) until the Company generates earnings per share of $.10 (based on approximately 1.1 million outstanding shares) for three years, two of which must be consecutive.  An additional 147,000 shares issued to an officer and director, are also restricted under the escrow agreement.  The Division of Securities in 1986 released 66,962 shares that were issued to a founder and were sold on a bankruptcy auction.  Subsequent to December 2001, the remaining 421,286 shares were released in connection with the tender offer completed by Super 8 Motel Developers, Inc.