Form 10QSB
period 2002-03-31
WORLD SERVICES INC
filed 2002-05-13
CIK 767410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended March 31, 2002

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NO. 000-13499

WORLD SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

SOUTH DAKOTA	46-0355586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

523 Camelot Drive, P.O. Box 4800

Aberdeen, South Dakota 57402

(Address of principal executive offices)

(605) 229-8899

(Issuer’s telephone number)

(Not Applicable)

(Former name, former address and former fiscal year,

if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 31, 2002, there were 2,649,113 shares of common stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No ☐

WORLD SERVICES, INC.

BALANCE SHEET

March 31, 2002

(Unaudited)

ASSETS

CURRENT ASSETS
Cash & Cash Equivalents	$451,916.53
Certificates of Deposit	981,068.26
Interest Receivable	20,171.83

TOTAL CURRENT ASSETS	1,453,156.62

INVESTMENTS AND OTHER ASSETS
Investment—Super 8 Developers	568,000.00

TOTAL OTHER ASSETS	568,000.00

TOTAL ASSETS	$2,021,156.62

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Stock Redemption Payable	$40,312.75
Accounts Payable	13,638.26

TOTAL CURRENT LIABILITIES	53,951.01

STOCKHOLDERS EQUITY
Common Stock, par value of $.001 per share: (50,000,000 shares authorized) with 2,649,113 shares issued	2,649.11
Additional paid in capital	6,364,420.64
Accumulated Deficit	(4,399,864.14)

TOTAL STOCKHOLDERS EQUITY	1,967,205.61

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,021,156.62

WORLD SERVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	2002	2001
REVENUE
Interest Income	$12,704.07	$27,375.32

TOTAL REVENUE	12,704.07	27,375.32

EXPENSES
Accounting Fees	7,664.10	4,269.85
Administrative Services	11,071.67	0.00
Contract Wages & Consulting	0.00	5,940.00
Faxes	0.00	41.25
Legal Fees	21,338.08	1,362.50
Director Fees	600.00	1,350.00
Postage	0.00	49.12
Supplies	0.00	20.50
Telephone	707.12	0.00
Rent	750.00	750.00
Meeting Expense	1,177.05	0.00
Office Expense	10,521.39	0.00
Miscellaneous	1,204.08	0.00

TOTAL EXPENSES	55,033.49	13,783.22

INCOME (LOSS) BEFORE INCOME TAXES	(42,329.42)	13,592.10

INCOME TAXES	0.00	0.00

NET INCOME (LOSS)	$(42,329.42)	$13,592.10

INCOME PER SHARE (Basic & Diluted)	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING	2,649,000	2,649,000

WORLD SERVICES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(42,329.42)	$13,592.10

Adjustment to reconcile net income (loss) to net cash used in operating activities:
(Increase) Decrease in:
Interest Receivable	(5,376.73)	(12,514.37)
Increase (Decrease) in:
Stock Redemption Payable	(646.00)	(125.00)
Accounts Payable	2,638.26	(5,500.00)

NET CASH USED BY OPERATING ACTIVITIES	(45,713.89)	(4,547.27)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificates of Deposit	0.00	(8,232.18)
Redemption of Certificates of Deposit	100,000.00	0.00

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	100,000.00	(8,232.18)

NET INCREASE (DECREASE) IN CASH	54,286.11	(12,779.45)

CASH AT BEGINNING OF PERIOD	397,630.42	42,225.10

CASH AT END OF PERIOD	$451,916.53	$29,445.65

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Income taxes	$0.00	$0.00

Interest paid	$0.00	$0.00

WORLD SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2002

In the opinion of management of World Services, Inc. (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 31, 2002, and the results of operations and cash flows for the periods ended March 31, 2002 and 2001.

These unaudited financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December, 31, 2001.

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

NOTE 2 — INCOME TAXES

As of December 31, 2001, the Company had net operating loss carry forwards for income tax purposes totaling approximately $657,000 which expire in the years 2003 to 2011.  The net operating loss carry forwards may be limited with respect to their availability due to prior ownership changes and the consolidated return regulations.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial  Statements and Notes thereto appearing elsewhere in this report.

Past and Future Operations

                World Services, Inc. (“we” or “World Services”) has had no significant operations since 1989.  Since 1995, our activities have consisted of maintaining our investment in Super 8 Motel Developers, Inc., a South Dakota Corporation (“Developers”) and complying with applicable administrative and regulatory requirements.  Our only earnings since 1995 have been from dividends received from our investment in Developers and interest earned on deposits.

On February 22, 2002, Developers acquired just under 79.0% of our outstanding common stock pursuant to the terms of a public tender offer it commenced on October 3, 2001 (see below for a description of the tender offer).  Subsequent to the completion of the tender offer, all previous members of the Board of Directors resigned, and designees of Developers were appointed to fill the vacant positions.

As of the date of this filing, our new Board of Directors has not decided upon an appropriate course for World Services to follow, but our Board of Directors may decide upon one of the following alternatives:

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

                Our available working capital and anticipated dividends from Developers should allow us to continue our current business of maintaining our public reporting status and investigating possible business combinations indefinitely.  If World Services acquires a business, however, it is likely that expenses would increase significantly before we would realize any significant revenues from any new business.  Nevertheless, we believe that we will have sufficient funds available to meet all our capital obligations in the foreseeable future

Except for dividends that Developers may pay to us (which cannot be assured), and interest from any funds on deposit, we do not currently anticipate any other income. We anticipate continuing expenditures during the 2002 fiscal year as we continue to comply with our obligations as a reporting company pursuant to the Securities Exchange Act of 1934 and the South Dakota corporations law.  If our outstanding shareholder base drops below 500 shareholders, we may decide to de-register our shares (providing our total assets do not exceed $10,000,000 on the last day of our most recent three fiscal years), thus eliminating our obligation to continue reporting under the 1934 Act, but we must comply with certain requirements of the federal securities laws to do so.

Liquidity and Capital Resources — March 31, 2002, Compared to December 31, 2001

During the three months ended March 31, 2002, cash increased approximately $54,000, as a result of redeeming certificates of deposits.  Interest receivable increased from $l4,795 at December 31, 2001, to $20,172 at March 31, 2002.  We have not received any dividends from Developers during the three month period ending March 31, 2002.

Primarily as a result of current period expenses in excess of income, current assets decreased by $40,337 from $1,493,494 at December 31, 2001, to $1,453,157 at March 31, 2002.

Current liabilities increased $1,992 from $51,959 at December 31, 2001, to $53,951 at March 31, 2002.  The increase is the result of the increase in accounts payable.

                As a result of the World Services’ net loss for the period of $42,329, the accumulated deficit increased from $4,357,535 at December 31, 2001, to $4,399,864 at March 31, 2002.  As a result, total stockholders equity decreased from $2,009,535 at December 31, 2001, to $1,967,206 at March 31, 2002.

In August of 1997, World Services completed a reverse stock split followed by a forward stock split.  Following the reverse stock split, there were a number of fractional shares which were redeemed.  Not all of the fractional shares had been submitted for payment by March 31, 2002.  As a result, the “current liabilities” portion of the balance sheet reflects a “stock redemption payable.”  During the three months ended March 31, 2002, World Services redeemed outstanding fractional shares with a value of approximately $646.  The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

World Services’ most significant asset is its investment in Developers, which is carried at cost on its books. World Services believes that the fair market value of this investment is in excess of its book value. However, as a result of Developers’ controlling interest in World Services, World Services’ minority ownership in Developers, and World Services’ inability to significantly influence Developers, the ultimate realization of this investment may be subject to conditions outside of World Services’ control.

Results of Operation — Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

	Period ended
	March 31, 2002		March 31,2001

Net income (loss)	$(42,329)		$13,592

Operating Expenses	55,033		13,783

Weighted Average Number of Shares	2,649,000	*	2,649,000

Net income per share
Less than	$0.00		$0.01

*         The weighted average number of shares has been adjusted for the reverse and forward stock splits completed in August of 1997 and for the repurchase of the fractional shares resulting from the reverse stock split, all as described in the company’s proxy statement for the shareholders’ meeting in August of 1997.

Tender Offer

Pursuant to a September 10, 2001 agreement with World Services, Developers commenced a public tender offer on October 3, 2001 for all of the outstanding shares of common stock of World Services at a purchase price of $.85 per share, conditioned, among other things, upon the proper tender of shares representing at least a majority of World Services’ outstanding common stock. The tender offer was later amended to increase the purchase price to (1) $.92 per share if more than 80% of the shares were properly tendered and not withdrawn as of the expiration date; (2) $.90 per share if more than 70% (but not more than 80%) of the shares were properly tendered and not withdrawn as of the expiration date, and (3) $.85 per share if 70% or less of the shares were properly tendered and not withdrawn as of the expiration date.  The tender offer expired at midnight on February 21, 2002.

On February 22, 2002 Developers accepted for payment 2,083,857 shares of common stock of World Services which represented all of the shares that were properly tendered to Wells Fargo Bank, constituting just under 79% of the total outstanding shares of World Services.  Accordingly, Developers directed Wells Fargo Bank to make payment to the holders of such tendered shares in the amount of $.90 per share in accordance with the terms of the tender offer, and to return to shareholders any share certificates on deposit that were not properly tendered.  Payment for properly tendered shares was made March 1, 2002 using cash on hand as well as loan proceeds from a line of credit with Wells Fargo Bank.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

                We are not a party to any legal proceedings, and to the best of our knowledge, no such proceedings have been threatened or are contemplated.

Item 2.  Changes in Securities and Use of Proceeds

                The articles of incorporation of World Services were amended effective February 21, 2002 altering certain rights of the shareholders of World Services.  See Item 4 for a description of the amendment.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                World Services, Inc. held a Special Meeting of the Shareholders on February 20, 2002, to vote on the adoption of an amendment to its articles of incorporation to “opt-out” of certain anti-takeover provisions of S.D.C.L. §§47-33-8 through 47-33-16 that would have restricted Developers’ ability to vote the acquired shares at any subsequent shareholders meeting.  The adoption of this amendment was a condition to the completion of Developers’ tender offer.

At the meeting, World Services’ shareholders approved the following amendment to its articles of incorporation that added a new Article Nine as follows:

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

Item 5.  Other Information

As described in Item 2 above, Developers completed a tender offer for just under 79.0% of the shares of World Services on February 22, 2002.  A total of 1,174 shareholders tendered 2,083,857 shares of World Services stock to Developers as part of the tender offer leaving another 574 shareholders owning the remaining 565,256 shares of World Services.  Since the completion of the tender, additional World Services shareholders have approached Developers with offers to sell their shares.  As of May 7, 2002, these additional shareholders have offered to sell an aggregate of 72,100 shares to Developers, and Developers is considering each of these offers on an individual basis.  As of the date of this report, Developers has not agreed to purchase any additional shares of World Services stock.  If Developers decides to purchase all such additional shares, it will own over 81% of World Services.

Following the completion of the tender offer, the previous officers and directors of World Services resigned and designees of Developers were appointed to fill the vacancies on the Board.  The new Board appointed new officers to fill the officer vacancies.  The resignations and appointments were effective on March 25, 2002.  The following persons were appointed as new directors and officers of World Services, as more fully described in Schedule 14f-1 filed with the SEC and distributed to shareholders on or about March 13, 2002:

Name	Age	Position
Joel W. Albrecht	45	Director and Secretary/Treasurer
Harvey D. Aman	60	Director and President
Ronald J. Rivett	61	Director and Vice President

                Effective March 31, 2002, World Services terminated its previous office space lease.  World Services currently conducts business and stores its business records at the corporate offices of Developers, which is being provided to World Services at no cost.  The new address is 523 Camelot Drive, P.O. Box 4800, Aberdeen, South Dakota 57402.

Item 6.  Exhibits and Reports on Form 8-K

                (a)           Exhibits.  See Exhibit Index.

                (b)           Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                        WORLD SERVICES, INC.

Dated: May 13, 2002
	By	/s/ Joel W. Albrecht
Joel W. Albrecht
Secretary/Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated Herein by Reference to
3.1	Articles of Incorporation, as amended effective February 21, 2002.	Exhibit 3.1 filed with World Services’ Report on Form 10-KSB for the fiscal year 2001 on March 29, 2002 (File No. 000-13499)
10.1	Agreement by and between World Services and Developers, dated September 10, 2001.	Exhibit (d) filed with World Services’ Schedule 14D-9 filed October 4, 2001 (File No. 005-62029)
10.2	Amendment to the Agreement by and between World Services and Developers, dated January 2, 2002.	Exhibit (d)(2) filed with World Services’ amended Schedule 14D-9 filed January 8, 2002 (File No. 005-62029)