Form 10QSB
period 2002-06-30
WORLD SERVICES INC
filed 2002-08-14
CIK 767410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

COMMISSION FILE NO. 000-13499

WORLD SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

SOUTH DAKOTA	46-0355586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

523 Camelot Drive, P.O. Box 786 Aberdeen, South Dakota 57402
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

As of June 30, 2002, there were 2,649,113 shares of common stock, $.001 par value outstanding.

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

Yes  ☒     No ☐

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

WORLD SERVICES, INC.

BALANCE SHEET

June 30, 2002

(Unaudited)

ASSETS

CURRENT ASSETS
Cash & Cash Equivalents	$855,205.75
Certificates of Deposit	686,068.26
Interest Receivable	16,803.79

TOTAL CURRENT ASSETS	1,558,077.80

INVESTMENTS AND OTHER ASSETS
Investment-Super 8 Developers	568,000.00

TOTAL OTHER ASSETS	568,000.00

TOTAL ASSETS	$2,126,077.80

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Stock Redemption Payable	$40,187.75
Accounts Payable	5,501.95

TOTAL CURRENT LIABILITIES	45,689.70

STOCKHOLDERS EQUITY
Common Stock, par value of $.001 per share: (50,000,000 shares authorized) with 2,649,113 shares issued	2,649.11
Additional paid in capital	6,364,420.64
Accumulated Deficit	(4,286,681.65)

TOTAL STOCKHOLDERS EQUITY	2,080,388.10

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,126,077.80

WORLD SERVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

	2002	2001
REVENUE
Interest Income	$10,381.60	$22,585.03
Dividend Income	119,542.80	0.00

TOTAL REVENUE	129,924.40	22,585.03

EXPENSES
Accounting Fees	3,008.00	5,702.40
Administrative Services	6,432.00	0.00
Contract Wages & Consulting	0.00	6,080.00
Faxes	0.00	247.50
Legal Fees	5,942.65	2,470.16
Director Fees	0.00	750.00
Printing	0.00	3,591.00
Postage	0.00	3,016.87
Supplies	0.00	91.60
Telephone	43.39	29.83
Rent	0.00	750.00
Meeting Expense	0.00	169.65
Office Expense	1,315.87	0.00
Miscellaneous	0.00	0.00

TOTAL EXPENSES	16,741.91	22,899.01

INCOME (LOSS) BEFORE INCOME TAXES	113,182.49	(313.98)

INCOME TAXES	0.00	0.00

NET INCOME (LOSS)	$113,182.49	$(313.98)

INCOME PER SHARE (Basic & Diluted)	$0.04	$0.00

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING	2,649,000	2,649,000

WORLD SERVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

	2002	2001
REVENUE
Interest Income	$23,085.67	$49,960.35
Dividend Income	119,542.80	0.00

TOTAL REVENUE	142,628.47	49,960.35

EXPENSES
Accounting Fees	10,672.10	9,972.25
Administrative Services	17,503.67	0.00
Contract Wages & Consulting	0.00	12,020.00
Faxes	0.00	288.75
Legal Fees	27,280.73	3,832.66
Director Fees	600.00	2,100.00
Printing	0.00	3,591.00
Postage	0.00	3,065.99
Supplies	0.00	112.10
Telephone	750.51	29.83
Rent	750.00	1,500.00
Meeting Expense	1,177.05	169.65
Office Expense	11,837.26	0.00
Miscellaneous	1,204.08	0.00

TOTAL EXPENSES	71,775.40	36,682.23

INCOME (LOSS) BEFORE INCOME TAXES	70,853.07	13,278.12

INCOME TAXES	0.00	0.00

NET INCOME (LOSS)	$70,853.07	$13,278.12

INCOME PER SHARE (Basic & Diluted)	$0.03	$0.01

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING	2,649,000	2,649,000

WORLD SERVICES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$70,853.07	$13,278.12

Adjustment to reconcile net income (loss) to net cash provided in operating activities:
(Increase) Decrease in:
Interest Receivable	(2,008.69)	(7,321.01)
Increase (Decrease) in:
Stock Redemption Payable	(771.00)	(125.00)
Accounts Payable	(5,498.05)	3,413.00

NET CASH PROVIDED BY OPERATING ACTIVITIES	62,575.33	9,245.11

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of Certificates of Deposit	395,000.00	263,025.04

NET CASH PROVIDED BY INVESTING ACTIVITIES	395,000.00	263,025.04

NET INCREASE (DECREASE) IN CASH	457,575.33	272,270.15

CASH AT BEGINNING OF PERIOD	397,630.42	42,225.10

CASH AT END OF PERIOD	$855,205.75	$314,495.25

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Income taxes	$0.00	$0.00

Interest paid	$0.00	$0.00

WORLD SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2002

In the opinion of management of World Services, Inc. (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations and cash flows for the periods ended June 30, 2002 and 2001.

These unaudited financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

NOTE 2 – INCOME TAXES

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

On February 22, 2002, Developers acquired control of World Services pursuant to the terms of a public tender offer commenced on October 3, 2001.  Subsequent to the completion of the tender offer, all previous members of the Board of Directors resigned, and designees of Developers were appointed to fill the vacant positions.

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

Our available working capital and anticipated dividends from Developers should allow us to continue our current business of maintaining our public reporting status and investigating possible business combinations indefinitely.  If World Services acquires a business, however, it is likely that expenses would increase significantly before we would realize any significant revenues from any new business.  Nevertheless, we believe that we will have sufficient funds available to meet all our capital obligations in the foreseeable future.

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

Liquidity and Capital Resources – June 30, 2002, Compared to December 31, 2001

During the six months ended June 30, 2002, cash increased approximately $458,000, as a result of redeeming certificates of deposits and current period operations.  Interest receivable increased from $14,795 at December 31, 2001, to $16,804 at June 30, 2002.

Primarily as a result of current period income in excess of expenses, current assets increased by $64,584 from $1,493,494 at December 31, 2001 to $1,558,078 at June 30, 2002.

Current liabilities decreased $6,269 from $51,959 at December 31, 2001, to $45,690 at June 30, 2002. The decrease is the result of the decrease in accounts payable and stock redemption payable.

As a result of the Company’s net income for the six months of  $70,853, the accumulated deficit decreased from $4,357,535 at December 31, 2001 to $4,286,682 at June 30, 2002.  As a result, total stockholders equity increased from $2,009,535 at December 31, 2001, to $2,080,388 at June 30, 2002.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split.  Following the reverse stock split, there were a number of fractional shares, which were redeemed.  Not all of the fractional shares had been submitted for payment by December 31, 2001 or June 30, 2002.  As a result, the “current liabilities” portion of the balance sheet reflects a “stock redemption payable.”  During the six months ended June 30, 2002, the Company redeemed outstanding fractional shares with a value of approximately $771.  The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

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

Results of Operation – Six  Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

	Period Ended
	June 30, 2002		June 30, 2001

Net income (loss)	$70,853		$13,278

Operating Expenses	71,775		36,682

Weighted Average Number of Shares	2,649,000	*	2,649,000	*

Net income per share Less than	$0.03		$0.01

*                                         The weighted average number of shares has been adjusted for the reverse and forward stock splits completed in August of 1997 and for the repurchase of the fractional shares resulting from the reverse stock split, all as described in the company’s proxy statement for the shareholders’ meeting in August of 1997.

Operating expenses (primarily legal, accounting, and administrative costs) increased during the second quarter due to matters associated with the tender offer and related party transactions discussed herein.

Related Party Transactions

The Company pays a monthly administrative fee to Super 8 Motel Developers, Inc. and bookkeeping expenses to a company beneficially owned by Ron Rivett, the Chairman and a significant shareholder of Super 8 Motel Developers, Inc., to cover such costs as office rent, phone, administrative services, accounting services and general office expenses.  Payments for these services totaled $6,507 for the six months ended June 30, 2002.  During the quarter ended June 30, 2002, the Company received a dividend in the amount of $119,543 from Super 8 Motel Developers, Inc.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

We are not a party to any legal proceedings, and to the best of our knowledge, no such proceedings have been threatened or are contemplated.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Since Developers’ acquired control of World Services upon the completion its public tender offer on February 22, 2002, additional World Services shareholders have approached Developers with offers to sell their shares.  Developers considered each of these offers on an individual basis, and as of August 8, 2002, Developers had purchased an aggregate of 101,881 additional shares from such shareholders in private sales.  As a result of such purchases, Developers owns over 82% of the currently outstanding shares of World Services common stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.  See Exhibit Index.

(b)           Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD SERVICES, INC.

Dated: August 13, 2002
	By	/s/ Joel W. Albrecht
Joel W. Albrecht
Secretary/Treasurer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)