Form 10-Q
period 2002-09-30
WORLD SERVICES INC
filed 2002-11-13
CIK 767410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended September 30, 2002

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NO. 000-13499

WORLD SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

SOUTH DAKOTA (State or other jurisdiction of incorporation or organization)	46-0355586 (I.R.S. Employer Identification No.)

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

As of November 11, 2002, there were 2,649,113 shares of common stock, $.001 par value outstanding.

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

Yes  ☒    No ☐

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

WORLD SERVICES, INC.

BALANCE SHEET

September 30, 2002

(Unaudited)

ASSETS

CURRENT ASSETS
Cash & Cash Equivalents	$1,239,705.09
Certificates of Deposit	295,000.00
Interest Receivable	8,373.26

TOTAL CURRENT ASSETS	1,543,078.35

INVESTMENTS AND OTHER ASSETS
Investment-Super 8 Developers	568,000.00

TOTAL OTHER ASSETS	568,000.00

TOTAL ASSETS	$2,111,078.35

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Stock Redemption Payable	$39,937.75
Accounts Payable	5,022.82

TOTAL CURRENT LIABILITIES	44,960.57

STOCKHOLDERS EQUITY
Common Stock, par value of $.001 per share: (50,000,000 shares authorized) with 2,649,113 shares issued	2,715.00
Additional paid in capital	6,364,354.75
Accumulated Deficit	(4,300,951.97)

TOTAL STOCKHOLDERS EQUITY	2,066,117.78

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,111,078.35

WORLD SERVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

	2002	2001
REVENUE
Interest Income	$9,108.12	$21,503.24
Dividend Income	0.00	0.00

TOTAL REVENUE	9,108.12	21,503.24

EXPENSES
Accounting Fees	7,878.50	3,038.93
Administrative Services	0.00	0.00
Contract Wages & Consulting	0.00	6,365.00
Faxes	0.00	288.00
Legal Fees	10,338.18	14,880.40
Director Fees	0.00	5,100.00
Printing	5,132.47	105.20
Postage	29.29	61.50
Supplies	0.00	148.43
Telephone	0.00	20.40
Rent	0.00	750.00
Meeting Expense	0.00	0.00
Office Expense	0.00	0.00
Miscellaneous	0.00	47.70

TOTAL EXPENSES	23,378.44	30,805.56

INCOME (LOSS) BEFORE INCOME TAXES	(14,270.32)	(9,302.32)

INCOME TAXES	0.00	0.00

NET INCOME (LOSS)	$(14,270.32)	$(9,302.32)

INCOME PER SHARE (Basic & Diluted)	$0.04	$0.00

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING	2,649,000	2,649,000

WORLD SERVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

	2002	2001
REVENUE
Interest Income	$32,193.79	$71,463.59
Dividend Income	119,542.80	0.00

TOTAL REVENUE	151,736.59	71,463.59

EXPENSES
Accounting Fees	18,550.60	13,011.18
Administrative Services	17,503.67	18,385.00
Contract Wages & Consulting	0.00	0.00
Faxes	0.00	576.75
Legal Fees	37,618.91	18,713.06
Director Fees	600.00	7,200.00
Printing	0.00	3,696.20
Postage	0.00	3,127.49
Supplies	0.00	260.53
Telephone	750.51	50.23
Rent	750.00	2,250.00
Meeting Expense	1,177.05	169.65
Office Expense	16,999.02	0.00
Miscellaneous	1,204.08	47.70

TOTAL EXPENSES	95,153.84	67,487.79

INCOME (LOSS) BEFORE INCOME TAXES	56,582.75	3,975.80

INCOME TAXES	0.00	0.00

NET INCOME (LOSS)	$56,582.75	$3,975.80

INCOME PER SHARE (Basic & Diluted)	$0.03	$0.01

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING	2,649,000	2,649,000

WORLD SERVICES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTMEBER 30, 2002 AND 2001

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$56,582.75	$3,975.80

Adjustment to reconcile net income (loss) to
net cash provided in operating
activities:
(Increase) Decrease in:
Interest Receivable	6,421.84	674.51
Increase (Decrease) in:
Stock Redemption Payable	(1,021.00)	(125.00)
Accounts Payable	(5,977.18)	(5,500.00)

NET CASH PROVIDED BY OPERATING ACTIVITIES	56,006.41	(974.69)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of Certificates of Deposit	786,068.26	355,956.78

NET CASH PROVIDED BY INVESTING ACTIVITIES	786,068.26	355,956.78

NET INCREASE (DECREASE) IN CASH	842,074.67	354,982.09

CASH AT BEGINNING OF PERIOD	397,630.42	42,225.10

CASH AT END OF PERIOD	$1,239,705.09	$397,207.19

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Income taxes	$0.00	$0.00

Interest paid	$0.00	$0.00

WORLD SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2002

In the opinion of management of World Services, Inc. (the Company), the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of operations and cash flows for the periods ended September 30, 2002 and 2001.

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

Except for dividends that Developers may pay to us (which cannot be assured), and interest from any funds on deposit, we do not currently anticipate any other income. We anticipate continuing expenditures during the 2002 fiscal year as we continue to comply with our obligations as a reporting company pursuant to the Securities Exchange Act of 1934 and the South Dakota corporations law. During the quarter ended September 30, 2002, our outstanding shareholder base dropped below 500 shareholders and we became eligible to de-register our shares (providing our total assets do not exceed $10,000,000 on the last day of our most recent three fiscal years prior to the de-registration), thus eliminating our obligation to continue reporting under the 1934 Act, but we must comply with certain requirements of the federal securities laws to do so.  The Board has not decided yet whether to de-register our shares.

Liquidity and Capital Resources — September 30, 2002, Compared to December 31, 2001

During the nine months ended September 30, 2002, cash increased approximately $842,000, as a result of redeeming certificates of deposits and current period operations.  Interest receivable decreased from $14,795 at December 31, 2001, to $8,373 at September 30, 2002.

Primarily as a result of current period income in excess of expenses, current assets increased by $49,584 from $1,493,494 at December 31, 2001 to $1,543,078 at September 30, 2002.

Current liabilities decreased $6,999 from $51,959 at December 31, 2001, to $44,960 at September 30, 2002. The decrease is the result of the decrease in accounts payable and stock redemption payable.

                As a result of the Company’s net income for the nine months of $56,583, the accumulated deficit decreased from $4,357,535 at December 31, 2001 to $4,300,952 at September 30, 2002.  As a result, total stockholders equity increased from $2,009,535 at December 31, 2001, to $2,066,118 at September 30, 2002.

In August of 1997, the Company completed a reverse stock split followed by a forward stock split.  Following the reverse stock split, there were a number of fractional shares, which were redeemed.  Not all of the fractional shares had been submitted for payment by December 31, 2001 or September 30, 2002.  As a result, the “current liabilities” portion of the balance sheet reflects a “stock redemption payable.”  During the nine months ended September 30, 2002, the Company redeemed outstanding fractional shares with a value of approximately $1,021.  The total number of outstanding shares of common stock reflected on the balance sheet does not give any effect to the fractional shares outstanding.

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

Results of Operation — Nine  Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

	Nine-Month Period Ended

	September 30, 2002		September 30, 2001

Net income (loss)	$56,853		$3,976

Operating Expenses	95,154		67,488

Weighted Average Number of Shares	2,649,000	*	2,649,000	*

Net income per share
Less than	$0.03		$0.01

*   The weighted average number of shares has been adjusted for the reverse and forward stock splits completed in August of 1997 and for the repurchase of the fractional shares resulting from the reverse stock split, all as described in the company’s proxy statement for the shareholders’ meeting in August of 1997.

                Operating expenses (primarily legal, accounting, and administrative costs) increased during the nine months ended September 30, 2002, due to matters associated with the tender offer and related party transactions discussed herein.

Related Party Transactions

                The Company pays a monthly administrative fee to Super 8 Motel Developers, Inc. and bookkeeping expenses to a company beneficially owned by Ron Rivett, the Chairman and a significant shareholder of Super 8 Motel Developers, Inc., to cover such costs as office rent, phone, administrative services, accounting services and general office expenses.  Payments for these services totaled $5,553 for the nine months ended September 30, 2002

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  World Services’ President and Secretary/Treasurer, after evaluating the effectiveness of its “disclosure controls and procedures”

(as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that its disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls.  There were no significant changes in World Services’ internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

                None.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Since Developers’ acquired control of World Services upon the completion of its public tender offer on February 22, 2002, additional World Services shareholders have approached Developers with offers to sell their shares.  Developers considered each of these offers on an individual basis, and as of October 29, 2002, Developers had purchased an aggregate of 144,999 additional shares from such shareholders in private sales.  As a result of such purchases, Developers owns over 84% of the currently outstanding shares of World Services common stock.

Item 6.  Exhibits and Reports on Form 8-K

                (a)           Exhibits.  See Exhibit Index.

                (b)           Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                        WORLD SERVICES, INC.

Dated: November 8, 2002
By	/s/ Joel W. Albrecht
Joel W. Albrecht
Secretary/Treasurer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

CERTIFICATIONS

I, Harvey D. Aman, certify that:

1.              I have reviewed this quarterly report on Form 10-QSB of World Services, Inc.;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002
By	/s/ Harvey D. Aman
Harvey D. Aman, President

CERTIFICATIONS

I, Joel W. Albrecht, certify that:

1.              I have reviewed this quarterly report on Form 10-QSB of World Services, Inc.;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.               Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.               Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002
By	/s/ Joel W. Albrecht
Joel W. Albrecht, Secretary/Treasure